Form 10QSB
period 2007-12-31
Windstar Inc.
filed 2008-02-04
CIK 1412659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-146834

Windstar, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	Not Available
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No 47 Hala Pegoh, Taman Sri Pengkalan 31650 Ipoh, Perak, Malaysia
(Address of principal executive offices)

(014) 327-4470
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes    [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,150,000 common shares as of December 31, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.                            Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheet as of December 31, 2007;

F-2	Statements of Operations for the three months ended December 31, 2007 and period from inception (September 6, 2007) through December 31, 2007;

F-3	Statement of Stockholders’ Equity from inception (September 6, 2007) through December 31, 2007;

F-4	Statements of Cash Flows for the three months ended December 31, 2007 and period from inception (September 6, 2007) through December 31, 2007;

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of December 31, 2007

ASSETS

Current Assets
Cash and equivalents	$-0-
Prepaid expenses	2,000

TOTAL ASSETS	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$-0-

Stockholders’ Equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Additional paid-in capital	40,850
Deficit accumulated during the development stage	(41,000)
Total stockholders’ equity	2,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,000

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2007
Period from September 6, 2007 (Inception) to December 31, 2007

	Three months ended December 31, 2007	Period from September 6, 2007 (Inception) to December 31, 2007
Revenues	$-0-	$-0-

Expenses:
Professional fees	37,000	41,000

Net Loss	$(37,000)	$(41,000)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from September 6, 2007 (Inception) to December 31, 2007

	Common stock Shares Amount		Additional paid-in capital	Deficit accumulated during the development stage	Total

Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,000)	(4,000)
Balance, September 30, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the period	-	-	-	(37,000)	(37,000)
Balance, December 31, 2007	2,150,000	$2,150	$40,850	$(41,000)	$2,000

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2007
Period from September 6, 2007 (Inception) to December 31, 2007

	Three months ended December 31, 2007	Period From September 6, 2007 (Inception) to December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,000)	$(41,000)
Change in non-cash working capital items: Prepaid expenses	2,000	(2,000)
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	(43,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	43,000
NET INCREASE IN CASH	(35,000)	0

Cash, beginning of period	35,000	0
Cash, end of period	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

 WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Windstar, Inc. (“Windstar”) is a development stage company and was incorporated in Nevada on September 6, 2007.  The Company is developing a cooking smoke purifier.  Windstar operates out of office space owned by a director and stockholder of the Company.  The facilities are provided at no charge.  There can be no assurances that the facilities will continue to be provided at no charge in the future.

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ”Accounting and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Windstar considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2007 the Company had $0 of cash.

Fair Value of Financial Instruments

Windstar’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Windstar does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at December 31, 2007 consisted of an advance retainer paid to the firms outside independent auditors for services to be rendered for periods after December 31, 2007.

NOTE 3 – INCOME TAXES

For the period ended December 31, 2007, Windstar has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $41,000 at December 31, 2007, and will expire in the year 2027.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$13,900
Valuation allowance	(13,900)
Net deferred tax asset	$-

NOTE 4 – LIQUIDITY AND GOING CONCERN

Windstar has limited working capital and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Windstar to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation

We were incorporated as “Windstar, Inc.” in the State of Nevada on September 6, 2007. We are engaged in the business of developing, producing, and marketing an effective and inexpensive air purification device. Our goal is to produce an improved air purification device (our “Product”) specifically for removing the impurities produced while cooking, and for recycling and redistributing the cleansed air back into the kitchen. Our intention is to manufacture and distribute our Product to residential consumers in the Philippines and other Asian countries for everyday use in their homes. We are a development stage company and have not generated any sales to date. Our product is still in the development stage and is not yet ready for commercial sale. We plan to complete the development of our product in the next six to twelve months, and begin recognizing revenue from the distribution of our product by April, 2009.

Product Development

Our company’s goal is to produce an air purification device that is available to the public at a price of $20 per unit, so as not to create a financial hardship on families who would like cleaner kitchen air. We will achieve this goal by continuing to develop our product using the best materials and methods available to achieve the highest quality product at the lowest possible production cost.

We intend to continue to test and refine the design of the prototype of our Product over the coming months. While we feel that our Product in its current form could compete effectively in the marketplace, we plan to improve the design of our Product to improve its filtration efficiency and reduce its production cost as much as possible. Specifically, we are looking to achieve the following:

▪	Creating the most effective purification system using the least amount of space;

▪	Making our product quieter and more energy efficient, to reduce consumer cost;

▪	Selecting the best materials available at the lowest cost possible

Depending upon the success of our initial product, in the future we intend to add additional components to give consumers more options and increase demand for our products. We expect to incur roughly $10,000 on product development in the next twelve months.

Production and Distribution

We do not currently have any manufacturing facilities. Our directors have contacted several general manufacturers in the Philippines, and have begun negotiations for the manufacture of our product on a contract basis. We are currently negotiating price, payment, customer guarantee, shipping, inventory, delivery schedule and returns. Production of our Product doesn’t require any facilities or equipment beyond what is available at any general manufacturer. We could contract with any general manufacturer to manufacture our product by following our instructions. Most manufacturers already utilize the same materials we use to create our Product, we simply need to provide the design and manufacturing instructions. We do not anticipate renting a warehouse at this stage of our business. The manufacturer we select to work with us will provide packaging, storage, and shipping services for us as part of our agreement.

We intend to sell our product in wholesale orders to large kitchen, home appliance, and residential construction companies. Upon receiving a wholesale order, we will arrange for manufacture and shipment of the Product to the customer at pre-negotiated prices from the manufacturer. We anticipate wholesale orders will be fulfilled within five business days of placing the order to the manufacturer. Our Product will arrive at the customer fully assembled, with easy-to-follow instructions for installation and use. As a result, production of our air purifiers will not require us to procure any special facilities or equipment.

Marketing Strategy

The goal of our company is for our air purification system to become the leading air purification product in Asia. In order to achieve our goal, we intend to complete the development of our initial product and introduce our product to the kitchen and home appliance industries within the next twelve months. To increase consumer awareness of our product among our potential customers, specifically major kitchen retailers, we intend to specifically engage in the following:

▪
Attending National and Regional Kitchen and Home Appliance Promotions, Events and Conferences: These are events and conferences managed by regional and central home appliance organizations to promote new kitchen products and technology. We plan to introduce our products to the home appliance merchants, retailers and wholesalers in attendance at these events. These events will also include trade meetings and promotional events and related seminars and conferences.

▪
Developing Direct Marketing Programs to Attract Retailers: We intend to market directly to retailers by conducting seminars, through the use of online advertisements, and through traditional media outlets such as newspapers and trade publications.

▪
Special Promotions: Initially, we intend to offer special promotions to a few major home appliance retailers by supplying them with a limited amount of our Product for sale or distribution to their general customers. Based on customer feedback, we anticipate these retailers will begin placing regular, wholesale orders with our company.

▪
Product Demonstrations: We intend to send members of our sale team to various kitchen and home appliance supply stores and retailers to conduct live demonstrations of our product, including assembly, installation, and effectiveness.

We anticipate that the costs associated with our initial marketing program will be approximately $6,000. Additional Travel expenses associated with the development, production, and marketing of our Product are expected to be approximately $4,000.

Management Expansion

We intend to expand our current management team to retain directors, officers and employees with experience relevant to our business focus. Our current officers are highly skilled in technical areas such as research and product development, and we are looking to add officers who have experience in marketing and business management to expand our company more effectively.

Sales Personnel

In the short term, we intend to use the services of our management to sell our products. As our product approaches the manufacturing stage, however, we plan to employ salespersons in the Philippines, and other Asian countries to promote and sell our Product. These sales representatives will be responsible for soliciting, selecting and securing accounts within a particular regional territory.

Expenses

We estimate the costs to implement our business strategy over the following twelve months to be:

▪
Travel and Related expenses, which will consist primarily of our executive officers and directors visiting home appliance merchants, retailers and wholesalers in their sales efforts. We estimate travel and related expenses for the next twelve months will be approximately $4,000;

▪
Initial Marketing, which will consist of the marketing efforts discussed above, including direct marketing and attendance at trade shows. We estimate initial marketing expenses for the next twelve months will be approximately $6,000;

▪
Research and Development costs consist of developing and testing our Product and determining the best combination of materials and suppliers for production. We estimate that research and development costs for the next twelve months will be approximately $10,000.

 We intend to obtain business capital through the use of private equity fundraising or shareholder loans. We anticipate that, in time, the primary source of revenues for our business model will be the sale of our Product.

Off Balance Sheet Transactions

As of December 31, 2007, we have had no off balance sheet transactions.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the three months ended December 31, 2007 and period from inception (September 6, 2007) to December 31, 2007

We did not earn any revenues from inception through the period ending December 31, 2007. We do not anticipate earning revenues until such time that we refine our Product and successfully market it to our target consumers. We are presently in the development stage of our business and we can provide no assurance that we will successfully implement our business plan.

We incurred operating expenses in the amount of $37,000 for the three months ended December 31, 2007 and $41,000 from our inception on September 6, 2007 to December 31, 2007. The operating expenses for these periods consisted of legal fees and accounting fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had current assets of $2,000 as of December 31, 2007.  We had current liabilities of $0 as of December 31, 2007.  We therefore had working capital of $2,000 as of December 31, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Going Concern
We have limited working capital and have not yet received revenues from sales of products or services. These factors create substantial doubt about the our ability to continue as a going concern. The financial statements contained herein do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund out capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Siew Mee Fam.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2007, the registration statement filed on Form SB-2 (Commission file number 333-146834) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 950,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	By-Laws(1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously included as an exhibit to the Registration Statement on Form SB-2 filed on October 22, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Windstar, Inc.

Date:	February 1, 2008

By:	/s/ Siew Mee Fam
Siew Mee Fam President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director