Form 10-Q
period 2008-03-31
Windstar Inc.
filed 2008-05-12
CIK 1412659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-146834

Windstar, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No 47 Hala Pegoh, Taman Sri Pengkalan 31650 Ipoh, Perak, Malaysia
(Address of principal executive offices)

(014) 327-4470
(Issuer’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,150,000 Common Shares as of March 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

(a)	Unaudited Balance Sheet as of March 31, 2008;

(b)	Unaudited Statements of Operations for the three and six months ended March 31, 2008 and period from inception (September 6, 2007) to March 31, 2008;

(c)	Statement of Stockholders’ Equity for the period from inception (September 6, 2007) through March 31, 2008;

(d)	Unaudited Statements of Cash Flows for the three and six months ended March 31, 2008 and period from inception (September 6, 2007) to March 31, 2008;

(e)	Notes to Unaudited Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of March 31, 2008

ASSETS

Current Assets
Cash and equivalents	$-0-
Prepaid expenses	-0-

TOTAL ASSETS	$-0-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$-0-

Stockholders’ Equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Additional paid-in capital	40,850
Deficit accumulated during the development stage	(43,000)
Total stockholders’ equity	-0-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-0-

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months and Six Months Ended March 31, 2008
Period from September 6, 2007 (Inception) to March 31, 2008

	Three months ended March 31, 2008	Six months ended March 31, 2008	Period from September 6, 2007 (Inception) to March 31, 2008
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	2,000	39,000	43,000

Net Loss	$(2,000)	$(39,000)	$(43,000)

Net loss per share:
Basic and diluted	$0.00	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from September 6, 2007 (Inception) to March 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,000)	(4,000)
Balance, September 30, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the period	-	-	-	(39,000)	(39,000)
Balance, March 31, 2008	2,150,000	$2,150	$40,850	$(43,000)	$-

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months and Six Months Ended March 31, 2008
Period from September 6, 2007 (Inception) to March 31, 2008

	Three months ended March 31, 2008	Six months ended March 31, 2008	Period From September 6, 2007 (Inception) to March 31 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,000)	$(39,000)	$(43,000)
Change in non-cash working capital items Prepaid expenses	2,000	4,000	- 10,962
CASH FLOWS USED BY OPERATING ACTIVITIES	0	(35,000)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
NET INCREASE IN CASH	(2,000)	(35,000)	0

Cash, beginning of period	2,000	35,000	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008

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

Cash and Cash Equivalents

Windstar considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2008 the Company had $0 of cash.

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
March 31, 2008

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at March 31, 2008 consisted of an advance retainer paid to the firms outside independent auditors for services to be rendered for periods after March 31, 2008.

NOTE 3 – INCOME TAXES

For the period ended March 31, 2008, Windstar has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $43,000 at March 31, 2008, and will expire in the year 2028.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$14,500
Valuation allowance	(14,500)
Net deferred tax asset	$-

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Three and Six Months Ended March 31, 2008 and Period from September 6, 2007 (Date of Inception) until March 31, 2008

We generated no revenue for the period from September 6, 2007 (Date of Inception) until March 31, 2008. We do not anticipate earning revenues until such time that we refine our Product and successfully market it to our target consumers. We are presently in the development stage of our business and we can provide no assurance that we will successfully implement our business plan.

Our Operating Expenses for the three months ended March 31, 2008 were $37,000, consisting entirely of Professional Fees.  Our Operating Expenses for the six months ended March 31, 2008 were $39,000, consisting entirely of Professional Fees.  Our Operating Expenses from September 6, 2007 (Date of Inception) to March 31, 2008 were $43,000, consisting entirely of Professional Fees. We, therefore, recorded a net loss of $2,000 for the three months ended March 31, 2008, $39,000 for the six months ended March 31, 2008, and $43,000 for the period from September 6, 2007 (Date of Inception) until March 31, 2008. Our operating expenses are wholly attributable to professional fees associated with the initial development of our business, legal expenses, and consulting fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of March 31, 2008, we had no current assets. We had no current liabilities as of March 31, 2008. Thus, we have working capital of $0 as of March 31, 2008.

Operating activities used $43,000 in cash for the period from September 6, 2007 (Date of Inception) until March 31, 2008. Our net loss of $43,000 represented all our negative operating cash flow. Financing Activities during the period from September 6, 2007 (Date of Inception) until March 31, 2008 generated $43,000 in cash during the period.

As of March 31, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have limited working capital and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Siew Mee Fam.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Previously included as an exhibit to the Registration Statement on Form SB-2 filed on October 22, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Windstar, Inc.

Date:	May 12, 2008

By: /s/Siew Mee Fam Siew Mee Fam President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director