Form 10-K
period 2008-09-30
Windstar Inc.
filed 2009-01-06
CIK 1412659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-146834

Windstar, Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
No 47 Hala Pegoh, Taman Sri Pengkalan 31650 Ipoh, Perak, Malaysia	________
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (014) 327-4470

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of September 30, 2008.

 PART I
Item 1.   Business

Company Overview

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

The Market for our Product

In many Asian countries, the standard of living has been steadily increasing for the average citizen as a result of recent economic and political stability. As a result, more families are enjoying the benefits of single residence homes, many of which include a separate kitchen area for food preparation. Although the standard of living has been rising, most Asian families still rely on traditional dietary staples (fried rice, vegetables and various cuts of meat) to feed their families. The preparation of these popular dietary choices historically involves the ingredients being fried in some type of cooking oil, either in a wok or a skillet, over a large stove-top flame.

The preparation of a typical Asian meal, particularly on a hot stove, produces an exorbitant amount of harsh airborne by-products that can adversely affect the air quality in the surrounding space, specifically the kitchen. Once infiltrated by these impurities, the kitchen air may contain large amounts of particulate-laden steam, smoke, fats, oils, noxious odors and other chemicals.

We have reviewed current air purification systems available in Asia markets, with the exception of Japan, in which we do not intend to operate. Most Asian kitchens are equipped with a single fan, usually stationed above the stove area, to remove any smoke and impurities created in the cooking process. These fans, however, are largely ineffective and do little more than recirculate the polluted air. Fans are not effective at improving the overall air quality in the room, nor do they reduce any distasteful odors that may be produced while cooking. Most specialized air purification systems available in Asia require the installation of expensive systems of fans, vents, and filters throughout the kitchen, which is inconvenient and impractical for residential consumers. Other self-contained purification products similar to ours are only effective at removing one or two contaminants from the air, and do not address the wide variety of impurities and odors created by cooking. Our product uses a myriad of filters and methods for removing particulate matter, reducing odors, and cleansing the air.

Air Purification Methods

There are two main methods for disposing of the impurities that commonly infiltrate the air during cooking. The first type of system simply removes the impure air from the kitchen and transports it through vents for release into the atmosphere. However, venting the impure air to the outside requires the installation of an expensive and cumbersome system of filters and vents, which is not a practical solution for most residential kitchens. Additionally, it is believed that releasing the impure air to the atmosphere can decrease air quality in the immediate vicinity, which is inconvenient and may even be restricted in some areas.

The second type of air purification system suctions the impure air, cleanses it, and then returns it to the kitchen in a cyclical process. This system only requires the installation of a single, self-contained air purification device in the kitchen area, where the air is most likely to be affected by cooking by-products. We have focused the development of our Product on this system because it is simple, practical, and cost-effective for the residential consumer.

Among the systems that cleanse and recycle the air, several different processes of varying effectiveness can be used for air purification. Most of the processes are effective at cleansing the air of a particular contaminant. The most commonly used processes are:

1)
Filter-based. A filter based purification system suctions the impure air and forces it through a filter to physically trap airborne particles. Most filters are effective at trapping all particulates that are larger than a particular size. For example, HEPA (High Efficiency Particulate Air) filters are most effective at trapping particles that are 0.3 micrometers in size or larger. Some more advance HEPA filters may even trap particles as small as 0.01 micrometers.

2)
Activated Carbon. Activated carbon is a highly porous material that can absorb volatile chemicals on a molecular basis, and is effective at removing volatile organic compounds, chemicals and strong odors from the air. Activated carbon can be used alone or in conjunction with other filter technology.

3)
Ionization. Ionizer purifiers use charged electrical surfaces to generate electrically charged ions. These ions attach to airborne particles which are then electrostatically attracted to a charged collector plate, thus removing the pollutants from the air.

Our Product

We are in the process of developing an air purification device that is both easily manufactured and very effective at cleansing the impure air that results from cooking in home kitchens. Our product is particularly useful for cleansing the air of odors, smoke, particulates, and other by-products of Asian-style cooking techniques employed with stoves, ovens, or indoor grilles.

Our Product is a self-contained air purification system that utilizes a four-stage process to remove particulate matter, decrease smoke vapors, and cut down on noxious odors created by common Asian cooking methods. Our Product differs from others currently available in the market because the four-stage process allows for the optimum removal of an array of contaminants, including particulate matter, heavy smoke, and odors, as follows:

1)
Air initially passes through the first stage of our air purification system, which is a filter net, designed to trap particulate matter as small as 0.3 micrometers, in much the same way and to a similar degree as a HEPA filter. Our system uses an updraft vent to collect the impure air and force it into our filtration device. We are currently investigating the incorporation of a fan to draw the impure air into our Product. We will assess the advantages, such as increased volume and efficiency, and disadvantages, such as increased noise, required power to operate, and expense to manufacture, before deciding if a fan-based system is warranted.

2)
In the second stage of our system filtered air is passed through an ionization unit. Here the air will be further purified of particulate matter by using electrically charged ions to attract airborne particles and trap them on a charged electrical surface.

3)
The third stage of our system is an oil collection device, which removes heavy grease and oil particles that are produced by cooking fatty foods over high flames, and collects the substances in a special collection tray, which can be easily removed, cleaned, or replaced as necessary.

4)	The fourth and final stage of our system is an activated carbon filter, which rids the air of odors by absorbing any remaining volatile compounds on a molecular level.

As air flows through our Product, it is filtered and purified multiple times, using a variety of methods to remove as many contaminants as possible before recirculating the recycled air back into the kitchen.

A distinct benefit of our Product is that the filters essential to each stage of purification are contained separately within the unit in special filtration “drawers,” which are easy to access. This gives the consumer the ability to remove the filtration units individually to clean or replace them without needing to remove or replace the entire unit. The diagram below illustrates the Product and its component pieces.

Diagram 1
1. Case 2. Filter Unit 3. Ionization Unit 4. Oil Collectors 5. Activated Carbon Unit 6. Power Supply 7. Air Inlet Port 8. Air Outlet (Exhaust) Port 9. Smoke Pipe Connectors

Competition

We face some competition in the development, production, and marketing of air filtration devices. Other companies in this field are established manufacturers who sell air filtration devices in many countries around the world. These companies enjoy brand recognition which exceeds that of our brand name. We compete with several manufacturers, importers and distributors who have significantly greater financial, distribution, advertising and marketing resources than we do. We intend to compete primarily on the basis of quality, brand name recognition and price. Also, we are developing our Product specifically for homeowners in the Philippines and other Asian countries

We believe that our success will depend upon our ability to remain competitive in our product area. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Intellectual Property

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws in the Philippines and the Asian countries in which we plan to do business to protect our intellectual property, including product formulas, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks.  These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

Brand Recognition

We have selected the name of our company in an attempt to establish our brand name. Although our name and logo are not trademarked at this time, we anticipate the necessity of a trademark upon successful commercialization of our Product in order to protect our brand integrity.

Patents

We are in the process of researching patent rights, and at present we are not aware of anyone in Asia or the Phillipines having any patents, trademarks and/or copyright protection for this or any similar product. Upon successful completion of the development of our Product, we plan to apply for patent protection and/or copyright protection in the Phillipines, and other jurisdictions in which we conduct business and distribute our product.

Government Regulation and Supervision

We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the sale of our product in the Philippines is not subject to special regulatory and/or supervisory requirements.

Employees

We have no other employees other than our officers and directors.  If finances permit, however, we intend on employing sales representatives in the Philippines when our product is ready for production and shipping.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have neither formed, nor purchased any subsidiaries since our incorporation.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Our operations office is located at No. 47 Hala Pegoh, 8 Taman Sri Pengkalan 31650, Ipoh, Perak, Malaysia. We do not lease or own any real property. Our offices are provided free of charge by Siew Mee Fam, our officer and director.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended September 30, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “WDST.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending September 30, 2008
Quarter Ended	High $	Low $
September 30, 2008	N/A	N/A
June 30, 2008	N/A	N/A
March 31, 2008	N/A	N/A
December 31, 2007	N/A	N/A

Fiscal Year Ending September 30, 2007
Quarter Ended	High $	Low $
September 30, 2007	N/A	N/A
June 30, 2007	N/A	N/A
March 31, 2007	N/A	N/A
December 31, 2006	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of September 30, 2008, we had forty (40) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation in the Next Twelve Months

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

Results of Operations for the Years Ended September 30, 2008 and 2007, and for the period from Inception until September 30, 2008.

We have not earned any revenues since our inception on September 6, 2007. We do not anticipate earning revenues until such time that we refine our Product and successfully market it to our target consumers. We are presently in the development stage of our business and we can provide no assurance that we will successfully implement our business plan.

We incurred operating expenses in the amount of $44,500 for the year ended September 30, 2008, compared with $4,000 for the year ended September 30, 2007. The entire amount for both periods was attributable to professional fees.  We have incurred total operating expenses of $48,500 from inception on September 6, 2007 through September 30, 2008. The entire amount was attributable to professional fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss of $44,500 for the year ended September 30, 2008, compared with $4,000 for the year ended September 30, 2007.  We incurred a total net loss of $48,500 from inception on September 6, 2007 through September 30, 2008. Our losses for all periods are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of September 30, 2008, we had no current assets. We had $5,500 in current liabilities as of September 30, 2008. Thus, we have a working capital deficit of $5,500 as of September 30, 2008.

Operating activities used $43,000 in cash for the period from September 6, 2007 (Date of Inception) until September 30, 2008. Our net loss of $48,500 represented the causal factor of our negative operating cash flow offset by accrued expenses of $5,500. Financing Activities during the period from September 6, 2007 (Date of Inception) until September 30, 2008 generated $43,000 in cash.

As of September 30, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending September 30, 2008.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our executive officers and directors, their ages as of September 30, 2008, and their present position.

Name	Age	Position Held with the Company
Siew Mee Fam No 47 Hala Pegoh, 8 Taman Sri Pengkalan 31650 Ipoh, Perak, Malaysia	25	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Sze Yein Wong No 47 Hala Pegoh, 8 Taman Sri Pengkalan 31650 Ipoh, Perak, Malaysia	25	Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director.

Siew Mee Fam is our President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director. Siew Mee Fam obtained a Bachelor of Arts from HELP University College in Pusat Bandar Damansara, Malaysia in March of 2002, and has worked as a Public Relations Specialist for Salient Synergy Sdn. Bhd. since 2002.

Sze Yein Wong is one of our directors. Siew Mee Fam obtained a Bachelor of Science Degree from Universiti Putra Malaysia (UPM), Serdang in April of 2002, and has worked as an Engineer for General Electric, Inc. since 2002.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Siew Mee Fam and Sze Yein Wong.

We conduct our business through agreements with consultants and arms-length third parties. Current arrangements in place include the following:

1.	Verbal agreements with our accountants to perform requested financial accounting services.

2.	Verbal agreements with auditors to perform audit functions at their respective normal and customary rates.

We understand that enforcing verbal relationships is difficult and less preferred than having written agreements where the terms and conditions are set forth clearly.  At this stage of our existence, however, we choose not to draft documents to memorialize some of our arrangements, since we cannot afford involving counsel at expensive rates.  We do and will use written arrangements and counsel advice to the extent financially permissible.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and

Code of Ethics

As of September 30, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended September 30, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Siew Mee Fam President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Siew Mee Fam	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception through September 30, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sze Yein Wong	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended September 30, 2008.

Stock Option Plans

We did not have a stock option plan as of September 30, 2008

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  September 30, 2008, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	% of Common Stock[2]
Siew Mee Fam No 47 Hala Pegoh, No 47 Hala Pegoh, 8 Taman Sri Pengkalan 31650 Ipoh, Perak, Malaysia	Common Stock	600,000	27.9%
Sze Yein Wong No 47 Hala Pegoh, 8 Taman Sri Pengkalan 31650 Ipoh, Perak, Malaysia	Common Stock	600,000	27.9%
DIRECTORS AND OFFICERS – TOTAL		1,200,000	55.8%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

1.
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.	The percentage shown is based on denominator of 2,150,000 shares of common stock issued and outstanding for the company as of September 30, 2008.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$9500
2007	$4000

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of September 30, 2008 and 2007;
F-3	Statements of Operations for the years ended September 30, 2008, and September 30, 2007, and the period from inception to September 30, 2008;
F-4	Statement of Stockholders’ Equity for period from inception to September 30, 2008;
F-5	Statements of Cash Flows for the years ended September 30, 2008, and September 30, 2007, and the period from inception to September 30, 2008;
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 22, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Windstar, Inc.

By:	/s/ Siew Mee Fam
Siew Mee Fam President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 6, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Siew Mee Fam
Siew Mee Fam President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 6, 2008

By:	/s/ Sze Yein Wong
Sze Yein Wong Director
January 6, 2008

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Windstar, Inc.
Reno, Nevada

We have audited the accompanying balance sheet of Windstar, Inc. as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over   financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windstar, Inc. as of September 30, 2008 and 2007, and the results of its operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 5.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
December 23, 2008

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of September 30, 2008 and 2007

	2008	2007
ASSETS

Current Assets
Cash and equivalents	$-0-	$35,000
Prepaid expenses	-0-	4,000

TOTAL ASSETS	$-0-	$39,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$5,500	$0

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(48,500)	(4,000)
Total stockholders’ equity (deficit)	(5,500)	39,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-0-	$39,000

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended September 30, 2008 and 2007
Period from September 6, 2007 (Inception) to September 30, 2008

	Year Ended September 30, 2008	Year Ended September 30, 2007	Period from September 6, 2007 (Inception) to September 30, 2008
Revenues	$-0-	$-0-	$-0-

Expenses: Professional fees	44,500	4,000	48,500

Net Loss	$(44,500)	$(4,000)	$(48,500)

Net loss per share: Basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding: Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from September 6, 2007 (Inception) to September 30, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period ended September 30, 2007	-	-	-	(4,000)	(4,000)
Balance, September 30, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the nine months ended September 30, 2008	-	-	-	(44,500)	(44,500)
Balance, September 30, 2008	2,150,000	$2,150	$40,850	$(48,500)	$(5,500)

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended September 30, 2008 and 2007
Period from September 6, 2007 (Inception) to September 30, 2008

	Year Ended September 30, 2008	Year Ended September 30, 2007	Period From September 6, 2007 (Inception) to September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,500)	$(4,000)	$(48,500)
Change in non-cash working capital items
Prepaid expenses	4,000	(4,000)	-0-
Accrued expenses	5,500	-0-	5,500
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	(8,000)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	43,000	43,000
NET INCREASE (DECREASE) IN CASH	(35,000)	35,000	-0-

Cash, beginning of period	35,000	-0-	-0-
Cash, end of period	$-0-	$35,000	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008

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

Cash and Cash Equivalents

Windstar considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2008 the Company had $0 of cash.

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
September 30, 2008

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at September 30, 2007 consisted of an advance retainer paid to the firms outside independent auditors for services to be rendered for periods after September 30, 2007.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at September 30, 2008 consisted of amounts owed to the firms outside independent auditors for services rendered for periods reported on in these financial statements and legal fees owed to the Company’s securities law firm for services performed prior to year-end.

NOTE 4 – INCOME TAXES

For the period ended September 30, 2008, Windstar has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $48,500 at September 30, 2008, and will expire beginning in the year 2027.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$16,500
Valuation allowance	(16,500)
Net deferred tax asset	$-

NOTE 5 – LIQUIDITY AND GOING CONCERN

Windstar has negative working capital, has not yet received revenues from sales of products or services, and has incurred losses since inception.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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