Form 10-Q
period 2008-12-31
Windstar Inc.
filed 2009-02-09
CIK 1412659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,150,000 Common Shares as of January 31, 2009.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of December 31, 2008 (unaudited) and September 30, 2008 (audited);
F-2	Unaudited Statements of Operations for the three months ended December 31, 2008 and 2007, and period from September 6, 2007 (Inception) to December 31, 2008;
F-3	Unaudited Statement of Stockholders’ Equity for period from September 6, 2007 (Inception) to December 31, 2008;
F-4	Unaudited Statements of Cash Flows for the three months ended December 31, 2008 and 2007, and period from September 6, 2007 (Inception) to December 31, 2008;
F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of December 31 and September 30, 2008

	December 31, 2008	September 30, 2008
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$7,500	$5,500

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(50,500)	(48,500)
Total stockholders’ deficit	(7,500)	(5,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended December 31, 2008 and 2007
Period from September 6, 2007 (Inception) to December 31, 2008

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Period from September 6, 2007 (Inception) to December 31, 2008
Revenues	$-0-	$-0-	$-0-

Expenses: Professional fees	2,000	37,000	50,500

Net Loss	$(2,000)	$(37,000)	$(50,500)

Net loss per share: Basic and diluted	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding: Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from September 6, 2007 (Inception) to December 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period ended September 30, 2007	-	-	-	(4,000)	(4,000)
Balance, September 30, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended September 30, 2008	-	-	-	(44,500)	(44,500)
Balance, September 30, 2008	2,150,000	2,150	40,850	(48,500)	(5,500)
Net loss for the three months ended December 31, 2008	-	-	-	(2,000)	(2,000)
Balance, December 31, 2008	2,150,000	$2,150	$40,850	$(50,500)	$(7,500)

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three Months Ended December 31, 2008 and 2007
Period from September 6, 2007 (Inception) to December 31, 2008

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Period From September 6, 2007 (Inception) to December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,000)	$(37,000)	$(50,500)
Change in non-cash working capital items Prepaid expenses	-0-	2,000	-0-
Accrued expenses	2,000	-0-	7,500
CASH FLOWS USED BY OPERATING ACTIVITIES	-0-	(35,000)	(43,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-0-	-0-	43,000

NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	35,000	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as of and for the periods ended September 30, 2008 as reported in Form 10-K, have been omitted.

Cash and Cash Equivalents

Windstar considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2008 the Company had $0 of cash.

Fair Value of Financial Instruments

Windstar’s financial instruments consist of cash and cash equivalents and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at December 31, 2008 consisted of an amounts owed for professional fees for services rendered for periods through December 31, 2008.

NOTE 3 – INCOME TAXES

For the period ended December 31, 2008, Windstar has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $50,500 at December 31, 2008, and will expire beginning in the year 2027.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$17,170
Valuation allowance	(17,170)
Net deferred tax asset	$-

NOTE 4 – LIQUIDITY AND GOING CONCERN

Windstar has negative working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations for the Three Months Ended December 31, 2008 and Period from September 6, 2007 (Date of Inception) until December 31, 2008

We generated no revenue for the period from September 6, 2007 (Date of Inception) until December 31, 2008. We do not anticipate earning revenues until such time that we refine our Product and successfully market it to our target consumers. We are presently in the development stage of our business and we can provide no assurance that we will successfully implement our business plan.

Our Operating Expenses for the three months ended December 31, 2008 were $2,000, consisting entirely of Professional Fees.  Our Operating Expenses from September 6, 2007 (Date of Inception) to December 31, 2008 were $50,500, consisting entirely of Professional Fees. We, therefore, recorded a net loss of $2,000 for the three months ended December 31, 2008, and $50,500 for the period from September 6, 2007 (Date of Inception) until December 31, 2008. Our operating expenses are wholly attributable to professional fees associated with the development of our business, legal and accounting expenses, and consulting fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of December 31, 2008, we had no current assets. We had $7,500 in current liabilities as of December 31, 2008. Thus, we have a working capital deficit of $7,500 as of December 31, 2008.

Operating activities used $43,500 in cash for the period from September 6, 2007 (Date of Inception) until December 31, 2008. Our net loss of $50,500 represented the causal factor of our negative operating cash flow offset by accrued expenses of $7,500. Financing Activities during the period from September 6, 2007 (Date of Inception) until December 31, 2008 generated $43,000 in cash.

As of December 31, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Siew Mee Fam.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2008.

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

Windstar, Inc.

Date:	February 4, 2009

By: /s/ Siew Mee Fam Siew Mee Fam Title: Chief Executive Officer and Director