Form 10-Q
period 2009-03-31
Windstar Inc.
filed 2009-04-30
CIK 1412659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,150,000 Common Shares as of April 30, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of March 31, 2009 (unaudited) and September 30, 2008 (audited);
F-2	Unaudited Statements of Operations for the three and six months ended March 31, 2009 and 2008, and period from September 6, 2007 (Inception) to March 31, 2009;
F-3	Unaudited Statement of Stockholders’ Equity for period from September 6, 2007 (Inception) to March 31, 2009;
F-4	Unaudited Statements of Cash Flows for the six months ended March 31, 2009 and 2008, and period from September 6, 2007 (Inception) to March 31, 2009;
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of March 31, 2009 and September 30, 2008

	March 31, 2009	September 30, 2008
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$9,500	$5,500

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(52,500)	(48,500)
Total stockholders’ deficit	(9,500)	(5,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months and Six Months Ended March 31, 2009 and 2008
Period from September 6, 2007 (Inception) to March 31, 2009

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	Period from September 6, 2007 (Inception) to March 31, 2009
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses :
Professional fees	2,000	2,000	4,000	39,000	52,500

Net Loss	$(2,000)	$(2,000)	$(4,000)	$(39,000)	$(52,500)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from September 6, 2007 (Inception) to March 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period ended September 30, 2007	-	-	-	(4,000)	(4,000)
Balance, September 30, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended September 30, 2008	-	-	-	(44,500)	(44,500)
Balance, September 30, 2008	2,150,000	2,150	40,850	(48,500)	(5,500)
Net loss for the six months ended March 31, 2009	-	-	-	(4,000)	(4,000)
Balance, March 31, 2009	2,150,000	$2,150	$40,850	$(52,500)	$(9,500)

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six Months Ended March 31, 2009 and 2008
Period from September 6, 2007 (Inception) to March 31, 2009

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	Period From September 6, 2007 (Inception) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,000)	$(39,000)	$(52,500)
Change in non-cash working capital items
Prepaid expenses	-0-	4,000	-0-
Accrued expenses	4,000	-0-	9,500

CASH FLOWS USED BY OPERATING ACTIVITIES	-0-	(35,000)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-0-	-0-	43,000

NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	35,000	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

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

Cash and Cash Equivalents

Windstar considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2009 the Company had $0 of cash.

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
March 31, 2009

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at March 31, 2009 consisted of an amounts owed for professional fees for services rendered for periods through March 31, 2009.

NOTE 3 – INCOME TAXES

For the period ended March 31, 2009, Windstar has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $52,500 at March 31, 2009, and will expire beginning in the year 2027.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$17,850
Valuation allowance	(17,850)
Net deferred tax asset	$-

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

Plan of Operation

We were incorporated as “Windstar, Inc.” in the State of Nevada on September 6, 2007. We are engaged in the business of developing, producing, and marketing an effective and inexpensive air purification device. Our goal is to produce an improved air purification device (our “Product”) specifically for removing the impurities produced while cooking, and for recycling and redistributing the cleansed air back into the kitchen. Our intention is to manufacture and distribute our Product to residential consumers in the Philippines and other Asian countries for everyday use in their homes. We are a development stage company and have not generated any sales to date. Our product is still in the development stage and is not yet ready for commercial sale. We plan to complete the development of our product in the next six to twelve months.

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

Results of Operations for the Three and Six Months Ended March 31, 2009 and Period from September 6, 2007 (Date of Inception) until March 31, 2009

We generated no revenue for the period from September 6, 2007 (Date of Inception) until March 31, 2009. We do not anticipate earning revenues until such time that we refine our Product and successfully market it to our target consumers. We are presently in the development stage of our business and we can provide no assurance that we will successfully implement our business plan.

Our Operating Expenses for the three months ended March 31, 2009 were $2,000, consisting entirely of Professional Fees.  Our Operating Expenses for the six months ended March 31, 2009 were $2,000, consisting entirely of Professional Fees. Our Operating Expenses from September 6, 2007 (Date of Inception) to March 31, 2009 were $52,500, consisting entirely of Professional Fees. We, therefore, recorded a net loss of $4,000 for the three months ended March 31, 2009, $4,000 for the six months ended March 31, 2009, and $52,500 for the period from September 6, 2007 (Date of Inception) until March 31, 2009. Our operating expenses are wholly attributable to professional fees associated with the development of our business, legal and accounting expenses, and consulting fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of March 31, 2009, we had no current assets. We had $9,500 in current liabilities as of March 31, 2009. Thus, we have a working capital deficit of 9,500 as of March 31, 2009. Our liabilities consist entirely of accrued expenses at March 31, 2009 for professional fees for services rendered for periods through March 31, 2009.

Operating activities used $45,500 in cash for the period from September 6, 2007 (Date of Inception) until March 31, 2009. Our net loss of $52,500 represented the causal factor of our negative operating cash flow offset by accrued expenses of $9,500. Financing Activities during the period from September 6, 2007 (Date of Inception) until March 31, 2009 generated $43,000 in cash.

As of March 31, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Siew Mee Fam.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

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

Windstar, Inc.

Date:	April 30, 2009

By: /s/ Siew Mee Fam Siew Mee Fam Title: Chief Executive Officer and Director