Form 10-K
period 2009-09-30
Windstar Inc.
filed 2010-01-07
CIK 1412659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

	[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of December 29, 2009.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	19

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

We are a development stage company and have not generated any sales to date. Our product is still in the development stage and is not yet ready for commercial sale. We plan to complete the development of our product in the next six to twelve months, and begin recognizing revenue from the distribution of our product by April, 2011.

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

Our Product

We are in the process of developing an air purification device that is both easily manufactured and very effective at cleansing the impure air that results from cooking in home kitchens. Once completed, we believe our Product will be particularly useful for cleansing the air of odors, smoke, particulates, and other by-products of Asian-style cooking techniques employed with stoves, ovens, or indoor grilles.

Since our inception, we have been attempting to raise money to complete our Product, but have not been able to secure the funds necessary to do so.  We had hoped to secure the funds and initially projected April of 2009 as a reasonable date to start realizing revenue from a completed Product.  The lack of funds and the present economy have prevented that from happening.  We will need to raise capital to implement to develop and successfully market our Product.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended September 30, 2009.

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

Fiscal Year Ending September 30, 2009
Quarter Ended	High $	Low $
September 30, 2009	N/A	N/A
June 30, 2009	N/A	N/A
March 31, 2009	N/A	N/A
December 31, 2008	N/A	N/A

Fiscal Year Ending September 30, 2008
Quarter Ended	High $	Low $
September 30, 2008	N/A	N/A
June 30, 2008	N/A	N/A
March 31, 2008	N/A	N/A
December 31, 2007	N/A	N/A

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

Holders of Our Common Stock

As of September 30, 2009, we had forty (40) shareholders of record.

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

Results of Operations for the Years Ended September 30, 2009 and 2008, and for the period from Inception until September 30, 2009.

We have not earned any revenues since our inception on September 6, 2007. We do not anticipate earning revenues until such time that we refine our Product and successfully market it to our target consumers. We are presently in the development stage of our business and we can provide no assurance that we will successfully implement our business plan.

We incurred operating expenses in the amount of $11,000 for the year ended September 30, 2009, compared with $44,500 for the year ended September 30, 2008. The entire amount for both periods was attributable to professional fees.  We have incurred total operating expenses of $59,500 from inception on September 6, 2007 through September 30, 2009. The entire amount was attributable to professional fees.

We incurred a net loss of $11,000 for the year ended September 30, 2009, compared with $44,500 for the year ended September 30, 2008.  We incurred a total net loss of $59,500 from inception on September 6, 2007 through September 30, 2009. Our losses for all periods are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of September 30, 2009, we had no current assets. We had $16,500 in current liabilities as of September 30, 2009. Thus, we have a working capital deficit of $16,500 as of September 30, 2009.

Operating activities used $58,500 in cash for the period from September 6, 2007 (Date of Inception) until September 30, 2009. Our net loss of $59,500 represented the causal factor of our negative operating cash flow offset by accrued expenses of $1,000. Financing Activities during the period from September 6, 2007 (Date of Inception) until September 30, 2009 generated $58,500 in cash.

As of September 30, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

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

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial
   Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending September 30, 2009.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our executive officers and directors, their ages as of September 30, 2009, and their present position.

Name	Age	Position Held with the Company
Siew Mee Fam No 47 Hala Pegoh, 8 Taman Sri Pengkalan 31650 Ipoh, Perak, Malaysia	26	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Sze Yein Wong No 47 Hala Pegoh, 8 Taman Sri Pengkalan 31650 Ipoh, Perak, Malaysia	26	Director

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

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Siew Mee Fam, at the address appearing on the first page of this annual report.

Code of Ethics

As of September 30, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended September 30, 2009, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Siew Mee Fam President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2009 2008 2007	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2009.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception through September 30, 2009.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended September 30, 2009.

Stock Option Plans

We did not have a stock option plan as of September 30, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
    Stockholder Matters

The following table sets forth, as of  September 30, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership1	% of Common Stock2
Siew Mee Fam No 47 Hala Pegoh, No 47 Hala Pegoh, 8 Taman Sri Pengkalan 31650 Ipoh, Perak, Malaysia	Common Stock	600,000	27.9%
Sze Yein Wong No 47 Hala Pegoh, 8 Taman Sri Pengkalan 31650 Ipoh, Perak, Malaysia	Common Stock	600,000	27.9%
DIRECTORS AND OFFICERS – TOTAL		1,200,000	55.8%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

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

2.	The percentage shown is based on denominator of 2,150,000 shares of common stock issued and outstanding for the company as of September 30, 2009.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$9,500
2008	$9,500

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated BalaBalance Sheets as of September 30, 2009 and 2008;
F-3	Statements of Operations for the years ended September 30, 2009, and September 30, 2008, and the period from inception to September 30, 2009;
F-4	Statement of Stockholders’ Equity for period from inception to September 30, 2009;
F-5	Statements of Cash Flows for the years ended September 30, 2009, and September 30, 2008, and the period from inception to September 30, 2009;
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 22, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Windstar, Inc.

By:	/s/Siew Mee Fam
Siew Mee Fam President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 6, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Siew Mee Fam
Siew Mee Fam President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 6, 2010

By:	/s/Siew Mee Fam
Sze Yein Wong Director
January 6, 2010

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Windstar, Inc.
Reno, Nevada

We have audited the accompanying balance sheet of Windstar, Inc. as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from September 6, 2007 (inception) to September 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windstar, Inc. as of September 30, 2009 and 2008, and the results of its operations and cash flows for the years then ended and for the period from September 7, 2006 (inception) to September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
January 6, 2010

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of September 30, 2009 and September 30, 2008

	September 30,	September 30,
	2009	2008

ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$1,000	$5,500
Due to officer	15,500	-0-
Total liabilities	16,500	5,500

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(59,500)	(48,500)
Total stockholders’ deficit	(16,500)	(5,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended September 30, 2009 and 2008
Period from September 6, 2007 (Inception) to September 30, 2009

			Period from
	Year	Year	September 6, 2007
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2009	2008	2009
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	11,000	44,500	59,500

Net Loss	$(11,000)	$(44,500)	$(59,500)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from September 6, 2007 (Inception) to September 30, 2009

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash @$.001	2,150,000	$ 2,150	$ 40,850	$ -	$ 43,000
Net loss for the period ended September 30, 2007	-	-	-	(4,000)	(4,000)
Balance, September 30, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended September 30, 2008	-	-	-	(44,500)	(44,500)
Balance, September 30, 2008	2,150,000	2,150	40,850	(48,500)	(5,500)
Net loss for the year ended September 30, 2009	-	-	-	(11,000)	(11,000)
Balance, September 30, 2009	2,150,000	$ 2,150	$ 40,850	$ (59,500)	$ (16,500)

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended September 30, 2009 and 2008
Period from September 6, 2007 (Inception) to September 30, 2009

			Period From
	Year	Year	September 6, 2007
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,000)	$(44,500)	$(59,500)
Change in non-cash working capital items Prepaid expenses	-0-	-0-	-0-
Accrued expenses	(4,500)	5,500	1,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(15,500)	0- 4,265	(58,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0- 90,000	-0- 90,000	43,000 90,000
Advances from officer	15,500	-0-	15,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	15,500	-0-	58,500

NET DECREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0- 42,665	$-0- 42,665	$-0- 42,665

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

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

Development Stage Company

The accompanying financial statements have been prepared in accordance with accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Windstar considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2009 and September 30, 2008, the Company had $0 of cash.

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

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Windstar does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at September 30, 2009 and 2008 consisted of an amounts owed for professional fees for services rendered during the respective periods.

NOTE 3 – DUE TO OFFICER

The amount due to officer of $15,500 at September 30, 2009 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to September 30, 2009. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 4 – INCOME TAXES

For the periods ended September 30, 2009, Windstar has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $59,500 at September 30, 2009, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$20,230
Valuation allowance	(20,230)
Net deferred tax asset	$-

WINDSTAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

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

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were submitted to the Securities and Exchange Commission and has determined it does not have any material subsequent events to disclose.