Form 10-K
period 2010-09-30
Regenicin, Inc.
filed 2011-01-13
CIK 1412659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-146834

Regenicin, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3083341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 High Court, Little Falls, NJ	07424
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 212 518-8474

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  83,417,965 as of January 6, 2011.

 PART I
Item 1.   Business

Overview

We intend to help develop and commercialize a potentially lifesaving technology by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for use in the treatment of burns, chronic wounds and a variety of plastic surgery procedures.  To this end, we have entered into an agreement with Lonza Walkersville, Inc. (“Lonza”) for the exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (“FDA”) for the commercial sale of a product called PermaDerm™.

PermaDerm™ is a tissue-engineered skin substitute prepared from autologous (patient’s own) skin cells.  It is a combination of cultured epithelium with a collagen-fibroblast implant that produces a skin substitute that contains both epidermal and dermal components.  This model has been shown in preclinical studies to generate a functional skin barrier. Critically, we believe that self-to-self skin grafts for permanent skin tissue will not be rejected by the immune system of the patient, unlike with porcine or cadaver grafts in which rejection is an important possibility.

We paid Lonza $3,000,000 for the exclusive license and assistance to seek approval from the FDA for the commercial sale of PermaDerm™ in the U.S., and later for approval in foreign jurisdictions for commercial sale of PermaDerm™ throughout the world. In conjunction with Lonza, we intend to create and implement a strategy to conduct human clinical trials and to assemble and present the relevant information and data in order to obtain the necessary approvals for PermaDerm™ and possible related products.

The agreement with Lonza also provides that, upon Lonza obtaining FDA approval for commercial sale of PermaDerm™ we will pay Lonza an additional $2 million to buy its subsidiary, Cutanogen Corporation, (which controls certain exclusive patent licenses underlying the product), and that Lonza will then serve as our exclusive manufacturer and distributor for the product and will share in our product revenue. We currently do not own any rights to PermaDerm™.

Lonza Transaction

License

In the first stage of the Lonza Transaction, we received, in exchange for the payment of $3 million, an exclusive license to use certain proprietary “Know-How” necessary to develop and seek the approval (“FDA Approval”) by the FDA for the commercial sale of PermaDerm™, relating to manufacturing, testing, facilities, and media formulations, and Lonza agreed to provide us with certain related assistance and support.

Acquisition of Cutanogen

The Lonza Transaction contemplates that, upon receipt of the FDA Approval, in the second stage of the transaction, we will execute a Stock Purchase Agreement pursuant to which we will purchase all of the outstanding stock of Cutanogen Corporation (“Cutanogen”) from Lonza for an additional purchase price of $2 million. Cutanogen holds certain exclusive licenses (the “Cutanogen Licenses”) to patent rights (“Patent Rights”) owned by The Regents of the University of California and the University of Cincinnati and the Shriners Hospital for Children related to the commercialization of PermaDerm™.

Manufacturing & Distribution

In the second stage of the Lonza Transaction, it also is anticipated that we will sign a Manufacturing Agreement and a Distribution Agreement with Lonza, pursuant to which we will appoint Lonza as our exclusive manufacturer and distribution agent for PermaDerm™ and Lonza will share in our product revenue.  Because Lonza will retain such exclusive manufacturing and distribution rights, we believe that maintaining a good working relationship with Lonza will be critical for the success of our business.

Costs and Expenses

The Lonza Agreement also provides for the payment by us to Lonza of expenses related to the Know-How, expenses related to the prosecution and maintenance of the Patent Rights and certain payments due under a Settlement Agreement and Release with Cambrex Bioscience Walkersville, Inc and the former shareholders of Cutanogen Corporation.  Cutanogen will also be responsible for certain payments respecting the Patent Rights and for other expenses.

Grant Money

The U.S. Department of Defense recently awarded more than $16 million in funding to a unit of Lonza Walkersville, Inc. for the development and commercialization of the therapeutic candidate, PermaDerm™ for the treatment of severe burns among U.S. troops and civilians. The funding was announced at a conference celebrating advancements in regenerative medicine on November 9th in Walkersville, MD.

We believe the funding will assist in advancing the clinical trials to be conducted in connection with the FDA approval process and commercialization of PermaDerm™. We do not have any right to this grant money from the DOD.

In addition, we recently acquired our Central Contractor Registration (“CCR”) which makes us eligible for our own federal grants. A CCR is the primary registrant database for the U.S. Federal Government. A CCR registration is required prior to being awarded a contract with any federal government agency. The CCR also serves as a search engine for contracting officers and a link to current procurement opportunities.

We do not have any formal commitments or arrangements to receive any grant money at this time. There can be no assurance that grant money will be available to us at all.

Products and Technology

The products will utilize the emerging technology of tissue engineering by which cells and biopolymers are combined to generate devices for surgical therapy.  These platform technologies combine technology for proliferation and cryopreservation of human skin cells with technology for fabrication of implantable collagen, the main structural fiber in the body.  A proprietary collagen sponge is prepared and skin cells are added to produce a skin substitute that can be grafted surgically to wounds and result in permanent skin repair.  For treatment of acute wounds (burns, plastic surgery), autologous cells (i.e., where the recipient is donor) are transplanted and reform skin tissue that we believe will not be rejected.  For treatment of chronic wounds (leg ulcers, bed sores), either autologous or allogenic cells (i.e., where the recipient is not donor) are transplanted to provide wound closure and stimulate permanent healing.  The cultured skin substitute for burn treatment has been designated by the FDA as a Humanitarian Use Device (HUD).  Once a product receives a HUD designation, the developer of the product is guaranteed seven years market exclusivity for a specific indication following the product’s approval by the FDA.   Because skin substitutes of this kind are considered medical devices by FDA, each medical indication will define a separate product, but all the skin substitutes use the same platform technologies.  Classification as a medical device will also require manufacturing operations to comply with Good Manufacturing Practices (GMPs).

Despite the fact that the skin substitutes were originally classified as devices and were designated as HUD the FDA is now reconsidering if the engineered skin is a “device” or “biologic.”

Unique features of the platform technologies include:

▪	modular design for easier fabrication and superior storage
▪	use of low-serum or serum-free media for better compliance with pharmaceutical standards for medical products
▪	functional epidermal barrier at the time of grafting
▪	sufficient versatility to allow simultaneous delivery of cells and drugs
▪	compatible designs for gene therapy for future generations of products
▪	engineered skin graft with dermal and epidermal components from autologous cells.

Potential clinical advantages of these platform technologies may include:

▪	reduced pain and scarring from harvesting of donor sites
▪	fewer surgeries to complete wound closure
▪	shorter hospitalization
▪	closure of non-healing wounds
▪	less host rejection
▪	less need for re-grafting
▪	no need for immuno-suppression as with other therapies

These unique features and potential clinical advantages are believed to provide a competitive advantage to the Company in wound care markets. There have been no clinical trials successfully completed to date.

Two initial product lines are planned based on these core technologies: PermaDerm™, and TempaDerm™.  It is our plan to first commercialize PermaDerm™, with the commercialization of TempaDerm™ to follow.  Because care for serious open wounds and burns is concentrated in a relatively small number of treatment centers, we believe that after we obtain FDA approval we will be able to commercialize the product in the U.S. with relatively few marketing and sales personnel. Initial marketing will be compromised of a two person education effort.  We will identify and train two highly competent (East Coast and West Coast) individuals to in-service the 125 certified burn centers in the proper patient identification and procedures for using PermaDerm™.  Our second effort will be in highly effective marketing and public relations campaigns.  We intend to target Video news Releases (VNR), television HealthBeat segments and targeted professional journal advertisements.  A person has been targeted to fulfill most of these marketing/PR duties.

PermaDerm™

PermaDerm™ is a tissue-engineered skin substitute prepared from autologous (patient’s own) skin cells.  This product is not currently approved by the FDA. It is a combination of cultured epithelium with a collagen-fibroblast implant that produces a skin substitute that contains both epidermal and dermal components.  This model has been shown in preclinical studies to generate a functional skin barrier.  We believe that self-to-self skin grafts for permanent skin tissue will not be rejected by the immune system of the patient, unlike with porcine or cadaver grafts in which rejection is a critical possibility.

According to data published in the American Burn Association; Journal of Burn Care & Rehabilitation (May/June), there are currently over 2,000 cases annually with burns over 50% of the patient’s total body surface area (TBSA).  PermaDerm™ is the only medical device candidate known at present to be intended for treatment of full-thickness burns with autologous cells.  It is intended that the use of PermaDerm™ will reduce healthcare costs by decreasing a patient’s stay in the critical care unit by reducing the need for additional surgeries.

We also intend to commercialize certain intrinsic elements of PermaDerm™.  For example, PermaDerm™ uses a proprietary collagen sponge, called a biomedical polymer, to act as a connective agent in the skin generation process.  This biomedical polymer may have use for a variety of applications outside of the production of PermaDerm™, including as:

▪	protection for organs and tendons
▪	a barrier for hormones or medicines
▪	a protective healing agent for wounds
▪	a carrier for stem cells

TempaDerm™

TempaDerm™ is a cultured skin graft for use in the treatment of chronic cutaneous wounds, which skin grafts contain allogeneic skin cells that are rejected or eliminated from the recipient after transplantation.  This product is currently approved by the FDA. Use of platform technologies with cells obtained from human donors allows the development of banks of cryopreserved (frozen) cells for unlimited and continuous supply of skin substitutes. Major types of chronic skin wounds are diabetic leg ulcers, decubitus ulcers, and venous stasis ulcers. It is estimated that 9% of hospitalized patients over the age of 70 years have chronic cutaneous ulcers.  Therefore, the markets for wound healing products are very large, and are expected to continue to grow as the Baby Boomer population enters its senior years.

There is currently only one product, Apligraf™ from Organogenesis, which is approved for treatment of venous stasis and diabetic ulcers. However, venous stasis and diabetic ulcers do not represent the entire market for chronic wounds, and it remains under-served. Therefore, we believe that the majority of the chronic wound market remains under-served, and that substantial opportunity remains to capture a large segment of the total chronic wound market.

A cGMP facility contract manufacturer, Lonza, one of the world’s leading suppliers to the pharmaceutical, healthcare and life science industries and the largest cell therapy manufacturer in the world, will be our exclusive manufacturing partner for PermaDerm™, TempaDerm™ and other related products.  It is anticipated that manufacturing will take place predominately in the United States (Maryland), Switzerland (Basel) and Singapore.  Products will be shipped directly by Lonza to treating physicians in kit format with all materials needed for use.

We intend to focus our resources on gaining regulatory approval for the use of these products in the treatment of severe burns and chronic wounds, and to develop the widespread adoption of these technologies into the marketplace.  However, there are other opportunities for these technologies that can be pursued when the time and the resources permit.  They include:

▪
Plastic and reconstructive surgery.  No clinical trials for PermaDerm™ have been conducted.Recent investigations, however, have demonstrated feasibility for use of PermaDerm™ for reconstruction of scars in patients who have recovered from massive burn injuries.  Because this is the same medical indication (>50% total body surface area burns) as the primary indication for acute burns, it is expected that the regulatory path may be expedited.  In addition, research has demonstrated successful use of PermaDerm™ for repair of congenital birth defects (giant nevus, amniotic constriction bands) in which skin grafts are required.  These markets are expected to increase the sales of PermaDerm™ beyond acute burns.

▪
Licensed and joint-development products.  The platform technologies may also be applied to research and diagnostic products.  An additional major market for cultured skin substitutes is safety testing of consumer products to replace the use of animal testing.

Potential Markets

Currently, underserved markets exist for closure of deep skin wounds in patients who either: (i) do not have sufficient donor skin for grafting, as in victims of extensive burns, or (ii) are not good candidates for surgery because of underlying disease or poor healing, as in patients with chronic wounds including diabetic, venous stasis and decubitus ulcers.  Current therapies for chronic wounds include Unna’s boot, hyperbaric oxygen, and wet to-dry dressings.  Although many patients benefit from one or more of these therapies, the majority continues to suffer due to persistence of their wounds.  In general, patients whose wounds do not heal well are not good candidates for surgery because the donor site of a skin graft often also fails to heal.  Therefore, these patients may suffer from chronic wounds for many years, and some wounds never heal.  Although the cause of the wound is usually from poor blood supply, transplantation of donor cells to wounds has been demonstrated to stimulate wounds to heal.  Therefore, part of the patient population that suffers from chronic wounds can benefit from cell therapies.

Potential customers of our products are physicians or hospitals who order or recommend our products for patients with open wounds.  Benefits to the physicians (and the patients) include earlier wound closure, reduced morbidity and surgeries, and faster and more complete recovery.  The decision to purchase is based on the medical needs of the patient, and the alternatives available to the physician to successfully satisfy those needs.  Many patients with burns and chronic wounds suffer extensively because effective treatments for wound closure are not available to the treating physicians.  Therefore, if an effective therapy is available to treat wounds that otherwise remain open; the physician’s decision is simple medically.  Although the cost of cell therapy is relatively high, it is far less than the cost of persistent open wounds.

Total markets for cultured skin products include three major areas: surgery, toxicology and skin research.

▪
Burns and Plastic and Reconstructive Surgery.  Wound treatments with cultured skin substitutes have increased greatly in the years from 1985 to 2004.  The potential market for treatment of severe burns in the US is currently estimated at $3 billion annually.  Addition of markets for plastic and reconstructive surgery increases this potential market to greater than $4 billion.

▪
Chronic Wounds.  Market potential greater than $7 billion annually exists for treatment of chronic wounds (leg ulcers, bed sores, diabetic ulcers).  According to the National Pressure Ulcer Council (NPUC), chronic wounds have an incidence of 9% of the hospitalized population over 70 years old.  At present, transplantation of cultured autologous (self donor) skin cells is not regulated by the FDA.  However, combinations of skin cells with biopolymers are regulated as medical devices.  Full market penetration will require FDA clearance of any regulated therapies.

▪
Toxicology Testing.  Markets for toxicology are driven by new requirements for consumer products industries (drugs, soaps, lotions, cosmetics) to replace animals for safety testing of new products.  Although the extent of testing performed by industry is proprietary, all new products are usually screened for dermal irritancy and corrosion before human testing is performed.  Skin cultures have been shown to substitute for animals in certain aspects of safety testing.  Particularly, percutaneous absorption (skin penetration) and release of inflammatory mediators can be measured with cultured skin.  Validation of products is required for full market development.

▪
Skin Research.  Our products are sufficiently advanced to begin immediate marketing to research laboratories in government, industry and academics.  These markets are considered smaller than the toxicology or surgery markets, but are sufficiently large to generate revenues to partially support initial operations.

Growth Strategy

Our goal is to build a significant business in the area of skin regeneration for the treatment of burns, chronic wounds and for use in plastic surgery.  We intend to accomplish these goals by the following strategy:

▪	in consultation and cooperation with Lonza, examine ways to make sales for humanitarian use in advance of any FDA approval for general commercial sales;
▪	incorporate data from Armed Forces Institute of Regenerative Medicine (AFIRM funding) to complete Pre-Market Approval application for FDA approval in adults;
▪	initiate and complete a pivotal Phase III study in order to obtain full regulatory approval for the treatment of massive burns;
▪	utilize the safety data already available to begin a pilot study in patients with chronic wounds;
▪	develop a sound regulatory strategy to obtain approval for the treatment of chronic wounds and use in plastic surgery;
▪	build a strong marketing and awareness strategy for the commercial sale of PermaDerm™ upon FDA approval in target markets; and
▪	Upon FDA approval, enhance our operations and sales staffing to support our commercial sales and growth.

Competition

Several companies have developed products that propose to approach the markets described above.  Among those companies are:

▪	Smith & Nephew Wound Management
▪	Curative Health Services
▪	Genzyme Biosurgery
▪	Integra Life Sciences Corporation
▪	LifeCell Corporation
▪	Organogenesis Inc
▪	Ortec International, Inc
▪	Hy-Gene

Each of these companies has a proprietary approach to these markets, but none has yet penetrated the markets fully.  Conversely, the products we are seeking FDA approval of are believed to be superior in design and function and, thus, provide significant advantages over the above competitors.  The advantages of PermaDerm™ may potentially include simultaneous delivery of epidermal keratinocytes and fibroblasts on a prefabricated collagen implant.  This material has been utilized as pediatric compassionate care devices in pre-pivotal (Phase II level) studies that have been submitted to the FDA for review.  We plan to initiate and conclude a pivotal (Phase III level) multi-center study military and civilian sites for data collection in order to assist to obtain full market approval for adults also.

Government Regulation

Cultured skin substitutes that contain both cells and biomedical polymers have historically been categorized as Class III medical devices by FDA.  This classification requires that multi-center studies be performed to verify the safety and efficacy of the device.  Multi-center studies usually occur at the Phase III level of assessment.  The format for data collection in a Phase III study may follow either a Pre-Market Approval (PMA), or Product Development Protocol (PDP).  It is most probable that the products for wound care will follow the PDP format because it is believed to provide greater flexibility for modification of clinical protocols during the performance of the study.  Before full marketing of PermaDerm™ can proceed, either a PMA or PDP approval must be obtained from FDA.  However, early marketing can begin under designation of PermaDerm™ as a Pediatric Humanitarian Use Device (HUD) or biological product, which we will seek to obtain.

Notwithstanding the historical classification of skin substitutes as “medical devices”, early discussions with the FDA provide some indication that the product, PermaDerm™, may be classified otherwise.  In such an event, the product will face a different regulatory process and time frame.

During Phase III-level multi-center studies, HUD marketing of PermaDerm™ can begin.  Marketing of PermaDerm™ under HUD designation will facilitate clinical experience with the product, and expedite full market penetration after completion of a PMA or PDP.  The HUD designation had already been received by Cutanogen and, upon completion of the Lonza Transaction, will be transferred to us as part of a licensing agreement with the University of Cincinnati, which will allow immediate manufacture and sale of PermaDerm™ for treatment of catastrophic burns in children.  Subsequent to the transfer of the HUD designation, a Humanitarian Device Exemption (HDE) application must be submitted to specify the protocol for clinical use of the HUD.  We have commenced preparation of the HDE application and we expect to file it with the FDA early this year.  FDA is permitted 75 days to respond to  HDE applications.  After approval of the HDE, sales of the HUD can begin.  HDEs are reviewed as PMAs that are not required to demonstrate statistical significant evidence of efficacy.  Each hospital that uses the HUD must activate study protocol (which must be reviewed and approved by a local Institutional Review Board (IRB)) to monitor risks and possible adverse reactions.  We will develop a standard study protocol, and act as liaison to activate the protocol at each hospital.

The Pediatric Medical Device Safety and Improvement Act of 2007 (Public Law 110-85) provides that HDE applications for devices for pediatric use only, or for use in both pediatric and adult patients, that are approved on or after September 27, 2007, are assigned an annual distribution number (ADN) and may be sold for profit (subject to the upper limit of the AND).  In addition, once a product receives a HUD designation, the developer of the product receives up to seven years market exclusivity for a specific indication following the product’s approval by the FDA.  The HUD designation also requires that there be no comparable product in the market place.  If we submit a PMA application for the product, the HUD designation, and related market exclusivity, could be terminated early.

Unrestricted sales of PermaDerm™ will require approval of either a PMA or PDP after data for safety and efficacy are collected from a multi-center study. Design of the multi-center study is being discussed with the FDA.  Based on the proposed design, the study is estimated to require enrollment and treatment of not more than 40 patients, and follow-up for one year.  Enrollment and treatment are expected to require one year.  After collection of data and submission to FDA, one year is planned for FDA’s review and decision.  Therefore, we plan that performance of the multi-center study and a decision from FDA will require two years.

Communication with FDA has designated PermaDerm™ in the B2 category for Health Care Finance Administration (HCFA) reimbursement. Category B: Non-experimental/investigational 2. Class III devices,whose technological characteristics and indications for use are comparable to a PMA-approved device. It is expected that this categorization will identify the conditions and limitations for reimbursement of costs for this kind of medical device, and for this kind of medical indication. However, because the treating hospitals or physicians will be the customers, reimbursement issues will be their primary responsibility. Nonetheless, for markets to grow as rapidly as possible, Regenicin will expect to assist customers with reimbursement information. At present, it is not known whether the B2 categorization will apply to the HUD designation. Regenicin plans to investigate the most expeditious and effective mechanisms for cost recovery and reimbursement for its products. Determination of reimbursement mechanisms will be an immediate priority upon activation of corporate management after funding. It is planned that Regenicin will contract the services of a consultant to facilitate clarification of reimbursement issues. It is expected that these issues will be resolved before the simultaneous initiation of HUD sales and the multi-center study of PermaDerm™.

Intellectual Property

As discussed above, we entered into an agreement with Lonza for the exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the FDA for the commercial sale of PermaDerm™.  We paid Lonza $3,000,000 for the exclusive know-how license and assistance to seek approval from the FDA for the commercial sale of PermaDerm™ in the U.S., and later for approval in foreign jurisdictions for commercial sale of PermaDerm™ throughout the world.

In August 2010, we paid $7,500 and obtained the rights of the trademarks PermaDerm® and TempaDerm® from KJR-10 Corp.

Employees

As of January 6, 2011, we have 7 employees.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Our principal executive offices are located at 10 High Court, Little Falls, NJ07424.  Our headquarters is located in the offices of McCoy Enterprises LLC.  The office is attached to but has its own entrances, restroom, kitchen facilities.  No rent is charged.  In addition, on or around November 1, 2010, we began utilizing space in New York City in the offices of McCoy Enterprises LLC controlled by Mr. McCoy.  No rent is currently being charged.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “RGIN.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending September 30, 2010
Quarter Ended	High $	Low $
September 30, 2010	2.20	0.0
June 30, 2010	N/A	N/A
March 31, 2010	N/A	N/A
December 31, 2009	N/A	N/A

Fiscal Year Ending September 30, 2009
Quarter Ended	High $	Low $
September 30, 2009	N/A	N/A
June 30, 2009	N/A	N/A
March 31, 2009	N/A	N/A
December 31, 2008	N/A	N/A

On July 19, 2010, we declared a stock split of thirty-four (34) to one (1) in which each stockholder was issued thirty-four common shares in exchange for each one common share of their currently issued common stock.  The stock split was declared effective by FINRA on August 2, 2010.

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

Holders of Our Common Stock

On October 27, 2010, we increased the number of authorized shares of common stock from 90,000,000 shares to 200,000,000 by amending our Articles of Incorporation. As of January 6, 2011, we had 83,417,965 shares of our common stock issued and outstanding, held by one hundred and nineteen (119) shareholders of record.

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

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On July 19, 2010, we declared a stock split of thirty-four (34) to one (1) in which each stockholder was issued thirty-four common shares in exchange for each one common share of their currently issued common stock, which was declared effective by FINRA on August 2, 2010.   All share figures below are reflected on a post-split basis.

Mr. McCoy purchased $2,250 of debt we owed to our former officers, Siew Mee Fam, our former Chief Executive Officer and director (“Fam”) and Sze Yein Wong, another former director (“Wong”).  On July 15, 2010, we entered into a Debt Conversion Agreement with Mr. McCoy and converted the debt purchased in exchange for 7,650,000 shares of our common stock.

On August 16, 2010, we sold 4,035,524 shares of our common stock as part of a Securities Purchase Agreement with certain accredited investors (the “Purchasers”) pursuant to the closing of our Private Placement Offering (the “Offering”). The Company received aggregate gross proceeds from the Purchasers of $2,502,025 from the sale of the common stock. Expenses related to the Offering totaled $369,133 and were offset against additional paid-in capital.

On August 16, 2010, we converted Bridge Notes and accrued interest in the aggregate amount of $753,642 into 1,620,733 shares of our common stock.

On October 28, 2010, we began offering under a Private Placement Memorandum up to 6,000,000 shares of our common stock at an offering price of $0.75 per share.  Offering expenses are estimated to be equal to 10% of the offering price.  For the period October 28, 2010 through December 30, 2010, we sold 623,400 shares of common stock and received gross proceeds of $467,550.

Effective November 22, 2010, we issued 150,000 shares to a consultant for services rendered.

Effective December 30, 2010, The Broadsmoore Group, LLC accepted 666,667 shares of common stock in exchange for all monies owed TBG to date (approximately $506,000).

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of September 30, 2010.

On December 15, 2010, our board of directors approved the Regenicin, Inc. 2010 Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares and performance units to our employees, officers, directors and consultants, including incentive stock options, non-qualified stock options, restricted stock, and other benefits. The Plan provides for the issuance of up to 4,428,360 shares of our common stock.

On January 6, 2011, the Company approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price is $0.62 per share. The options vest over a three-year period and expire on December 22, 2015.

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

Results of Operations for the Years Ended September 30, 2010 and 2009

We generated no revenues from September 6, 2007 (date of inception) to September 30, 2010.  We do not expect to generate revenues until we are able to obtain FDA approval of PermaDerm™, and thereafter acquire the license rights to sell products associated with that technology.

We incurred operating expenses of $679,144 for the year ended September 30, 2010, compared with operating expenses of $11,000 for the year ended September 30, 2009.  Our operating expenses for both periods consisted of general and administrative expenses.  Our operating expenses in 2009, consisting of professional fees, were incurred primarily to enable us to satisfy the requirements of a reporting company. Our operating expenses increased dramatically in 2010 as a result of ramping up operations in connection with our tissue-engineered skin substitutes business, and consisted mainly of the following:

Operating Expense	Amount
Professional Fees	$351,332
Salaries and Other Compensation	$124,653
Consulting	$87,000
Office Expenses	$33,687
Travel	$27,334
Insurance	$14,833
Website Expenses	$14,798
Miscellaneous	$25,507

We incurred other expenses of $256,106 for the year ended September 30, 2010, as compared to $0 for the year ended September 30, 2009. Our other expenses for the year ended September 30, 2010 consisted of interest expense including the amortization of a beneficial conversion feature.

We incurred a net loss of $935,250 for the year ended September 30, 2010, as compared with a net loss of $11,000 for the prior year.

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of $30,534 and total assets in the amount of $3,038,034. Our total current liabilities as of September 30, 2010 were $829,536.  We had a working capital deficit of $799,002 as of September 30, 2010.  Our cash was $4,564 as of September 30, 2010.

Operating activities used $346,617 in cash for the year ended September 30, 2010. The decrease in cash was primarily attributable to funding the loss for the year.

Investing activities used $3,007,500 during the year ended September 30, 2010 as a result of the Lonza Transaction and the purchase of trademarks from KJR-10 Corp.

Financing activities provided $3,358,681 for the year ended September 30, 2010 and consisted of $2,502,025 in proceeds from the sale of common stock less expenses of $369,133, $900,000 from the issuance of notes, $318,789 from advances from related parties, and $7,000 from officer advances.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. Our recent financings are discussed below.

In June 2010, July 2010 and August 2010, we issued convertible senior secured bridge loan promissory notes (the “Bridge Notes”) totaling $750,000.    The proceeds of the Bridge Notes were primarily used to fund the Lonza Transaction.  On August 20, 2010, the principal of $750,000 and accrued interest totaling $3,642 were converted into 1,620,733 shares of common stock.

On August 2, 2010, we issued a demand promissory note for $150,000.  The demand note bears interest at 5% per annum.  The proceeds of this note were used to finance the Lonza Transaction.

On August 16, 2010, we sold 4,035,524 shares of our common stock as part of a Securities Purchase Agreement with certain accredited investors (the “Purchasers”) pursuant to the closing of our Private Placement Offering (the “Offering”). We received aggregate gross proceeds from the Purchasers of $2,502,025 from the sale of the common stock. Expenses related to the Offering totaled $369,133.  The proceeds from the Offering were used to finance the Lonza Transaction.

On October 28, 2010, we began offering under a Private Placement Memorandum up to 6,000,000 shares of our common stock at an offering price of $0.75 per share.  Offering expenses are estimated to be equal to 10% of the offering price.  For the period October 28, 2010 through January 6, 2011, we sold 623,400 shares of common stock and received gross proceeds of $467,550.

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $994,750 for the period September 6, 2007 (inception date) through September 30, 2010, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Development Stage Activities and Operations:

The Company is in the development stage and has had no revenues.  A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Intangibles Assets:

Intangible assets, which include purchased licenses, patents and patent rights, are stated at cost and will be amortized using the straight-line method over their useful lives based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater.

We review our intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges.

Recently Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to accounting standards related to subsequent events. The amendment exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. The standard is effective February 2010. The Company adopted this standard in February 2010. The adoption did not impact the Company’s consolidated financial position or results of operations, other than additional reporting requirements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1- F-2	Reports of Independent Registered Public Accounting Firms
F-3	Balance sheets as of September 30, 2010 and 2009;
F-4	Statements of operations for the years ended September 30, 2010 and September 30, 2009 and for the period of September 6, 2007 (inception date) through September 30, 2010;
F-5	Statement of changes in stockholders’ equity (deficiency) for the period September 6, 2007 (inception date) through September 30, 2010
F-6	Statements of cash flows for the years ended September 30, 2010 and 2009 and for the period September 6, 2007 (inception date) through September 30, 2010;
F-7	Notes to financial statements

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Regenicin, Inc.

We have audited the accompanying balance sheet of Regenicin, Inc. (a development stage company) (the “Company”) as of September 30, 2010 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.   The balance sheet as of September 30, 2009 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows of the Company for the year ended September 30, 2009 and for the period from September 6, 2007 ( inception date) through September 30, 2009 were audited by other auditors whose report dated January 6, 2010 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and the results of their operations and cash flows for the year then ended and for the period September 6, 2007 (inception date) to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred losses, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities.   This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
January 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Windstar, Inc.
Reno, Nevada

We have audited the accompanying balance sheet of Windstar, Inc. as of September 30, 2009 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and for the period from September 6, 2007 (inception) to September 30, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and the results of their operations and cash flows for the year then ended and for the period September 6, 2007 (inception date) to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the 2009 financial statements, the Company had negative working capital, had not yet received revenue from sales of products or services, and had incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in the footnotes to the 2009 financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
January 6, 2010

REGENICIN, INC.
(A Development Stage company)
BALANCE SHEETS

ASSETS	September 30, 2010	September 30, 2009
CURRENT ASSETS
Cash	$4,564	$-
Prepaid expenses and other current assets	25,970	-

Total current assets	30,534	-

Intangible assets	3,007,500	-

Total assets	$3,038,034	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable	$221,762	$-
Accrued expenses	138,985	1,000
Due to related party	318,789	-
Note payable	150,000	-
Due to officers	-	15,500

Total current liabilities	829,536	16,500

Total liabilities	829,536	16,500

Commitments

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred Stock, $0.001 par value 10,000,000 shares authorized; none outstanding
Common stock, $0.001 par value; 200,000,000,000 shares authorized; 86,406,257 and 73,100,000 issued and outstanding	86,407	73,100
Discount on common stock	-	(30,100)
Additional paid-in capital	3,116,841	-
Deficit accumulated during development stage	(994,750)	(59,500)

Total stockholders' equity (deficiency)	2,208,498	(16,500)

Total liabilities and stockholders' equity (deficiency)	$3,038,034	$-

See Notes to Financial Statements

REGENICIN, INC.
(A Development Stage company)
STATEMENTS OF OPERATIONS

	Year Ended September 30, 2010	Year Ended September 30, 2009	September 6, 2007 (Inception Date) Through September 30, 2010

Revenues	$-	$-	$-

Operating expenses
General and administrative	679,144	11,000	738,644

Total operating expenses	679,144	11,000	738,644

Loss from operations	(679,144)	(11,000)	(738,644)

Other Income (Expenses)
Interest expense, including amortization of beneficial conversion feature	(256,106)	-	(256,106)

Total Other Income (Expenses)	(256,106)	-	(256,106)

Net loss	$(935,250)	$(11,000)	$(994,750)

Basic and diluted loss per share:	$(0.01)	$0.00

Weighted average number of shares outstanding
Basic and diluted	75,411,182	73,100,000

See Notes to Financial Statements

REGENICIN, INC.
(A Development Stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

	Preferred Stock		Common Stock		Discount on	Additional Paid-in	Deficit Accumulated During The Development
	Shares	Amount	Shares	Amount	Common Stock	Capital	Stage	Total

Balances at September 6, 2007 (Inception Date)	-	$-	-	$-	$-	-	$-	$-

Issuance of common stock for cash	-	-	73,100,000	73,100	(30,100)	-	-	43,000
Net loss	-	-	-	-		-	(4,000)	(4,000)

Balances at September 30, 2007	-	-	73,100,000	73,100	(30,100)	-	(4,000)	39,000

Net loss	-	-	-	-	-	-	(44,500)	(44,500)

Balances at September 30, 2008	-	-	73,100,000	73,100	(30,100)	-	(48,500)	(5,500)

Net loss	-	-	-	-	-	-	(11,000)	(11,000)

Balances at September 30, 2009	-	-	73,100,000	73,100	(30,100)	-	(59,500)	(16,500)

Shares issued for conversion of debt owed to stockholder	-	-	7,650,000	7,650	(5,400)	-	-	2,250

Shares issued under Security Purchase Agreement	-	-	4,035,524	4,036	35,500	2,093,356	-	2,132,892
Shares issued for conversion of
Bridge Notes Payable	-	-	1,612,903	1,613	-	748,387	-	750,000
Shares issued for conversion of interest on
Bridge Notes Payable	-	-	7,830	8	-	3,634	-	3,642
Beneficial conversion feature on
Bridge Notes Payable	-	-	-	-	-	251,214	-	251,214
Forgiveness of officers' loans related to sale of prior business	-	-	-	-	-	20,250	-	20,250
Net loss	-	-	-	-	-	-	(935,250)	(935,250)

Balances at September 30, 2010	-	$-	86,406,257	$86,407	$-	3,116,841	$(994,750)	$2,208,498

See Notes to Financial Statements

REGENICIN, INC.
(A Development Stage company)
STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2010	Year Ended September 30, 2009	September 6, 2007 (Inception Date) Through September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(935,250)	$(11,000)	$(994,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	251,214	-	251,214
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(25,970)	-	(25,970)
Accounts payable	221,762	-	221,762
Accrued expenses	141,627	(4,500)	142,627

Net cash used in operating activities	(346,617)	(15,500)	(405,117)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(3,007,500)	-	(3,007,500)

Net cash used in investing activities	(3,007,500)	-	(3,007,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	2,502,025	-	2,545,025
Payments of expenses relating to the sale of common stock	(369,133)	-	(369,133)
Proceeds from the issuance of notes payable	900,000	-	900,000
Proceeds from advances from related party	318,789	-	318,789
Proceeds from advances from officer	7,000	15,500	22,500

Net cash provided by financing activities	3,358,681	15,500	3,417,181

INCREASE IN CASH	4,564	-	4,564

CASH - BEGINNING OF PERIOD	-	-	-

CASH - END OF PERIOD	$4,564	$-	$4,564

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities:
Issuance of common stock for the conversion of bridge notes and acrued interest	$753,642	$-
Forgiveness of amounts owed to former officers relating to the sale of prior business	$20,250	$-
Issuance of common stock for the conversion of amounts owed to officer	$2,250	$-

See Notes to Financial Statements

REGENICIN, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE A - THE COMPANY

Windstar , Inc. (the “Company”) was incorporated in the state of Nevada on September 6, 2007 and is in the development stage. On July 19, 2010, the Company amended its Articles of Incorporation to change the name of the Company to Regenicin, Inc.

The Company’s original business was the development of a purification device.  Such business was assigned to the Company’s former management in July 2010.  See Note E.

The Company  has adopted a new business plan and intends to help develop and commercialize a potentially lifesaving technology by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for use in the treatment of burns, chronic wounds and a variety of plastic surgery procedures. To this end, we have entered into an agreement with Lonza Walkersville, Inc. (“Lonza”) for the exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (“FDA”) for the commercial sale of a product known as PermaDerm™.

PermaDerm™ is a tissue-engineered skin substitute prepared from autologous (patient’s own) skin cells. It is a combination of cultured epithelium with a collagen-fibroblast implant that produces a skin substitute that contains both epidermal and dermal components. This model has been shown in preclinical studies to generate a functional skin barrier and in clinical studies to promote closure and healing of burns. Critically, the Company believes that self-to-self skin grafts for permanent skin tissue will not be rejected by the immune system of the patient, unlike with porcine or cadaver grafts in which rejection is an important possibility.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $994,750 for the period September 6, 2007 (inception date) through September 30, 2010, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On July 19, 2010, the Company declared a stock split of thirty-four (34) to one (1) in which each stockholder was issued thirty-four common shares in exchange for each one common share of their currently issued common stock (the “Split”), which was declared effective by FINRA on August 2, 2010.   All share figures and results are reflected on a post-split basis.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Adoption of FASB Accounting Standards Codification

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification ("ASC") became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

[2]	Development Stage Activities and Operations:

The Company is in the development stage and has had no revenues.  A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

[3]	Intangibles Assets:

Intangible assets, which include purchased licenses, patents and patent rights, are stated at cost and will be amortized using the straight-line method over their useful lives based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater (see Note C).

We review our intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges. We did not record any impairment charges in the year ended September 30, 2010.

[4]	Research and development:

Research and development costs will be charged to expense as incurred.

[5]	Loss per Share:

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. The Company had no outstanding potential common shares.

[6]	Fair Value of Financial Instruments:

Substantially all of the Company’s financial instruments, consisting primarily of accounts payable, accrued expenses and due to stockholders are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

[7]	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Such estimation includes the selection of assumptions underlying the calculation of the fair value of options. Actual results could are not differ from those estimates.

[8]	Income Taxes:

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company has adopted the provisions of FASB ASC 740-10-05 "Accounting for Uncertainty in Income Taxes." The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

[9]	Recently Issued Accounting Pronouncements:

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to accounting standards related to subsequent events. The amendment exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. The standard is effective February 2010. The Company adopted this standard in February 2010. The adoption did not impact the Company’s consolidated financial position or results of operations, other than additional reporting requirements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

[10]	Subsequent Events:

Management has evaluated subsequent events through the date of this filing.

NOTE C - INTANGIBLES ASSETS

[1]	Agreement with Lonza Walkersville, Inc. (“Lonza”):

In July 2010, the Company entered into an agreement with Lonza for the exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (“FDA”) for the commercial sale of a product known as PermaDerm™.

The Company paid Lonza $3,000,000 for the exclusive know-how license and assistance to seek approval from the FDA for the commercial sale of PermaDerm™ in the U.S., and later for approval in foreign jurisdictions for commercial sale of PermaDerm™ throughout the world. In conjunction with Lonza, we intend to create and implement a strategy to conduct human clinical trials and to assemble and present the relevant information and data in order to obtain the necessary approvals for PermaDerm™ and possible related products.

[2]	Agreement with KJR-10 Corp:

In August 2010, the Company paid $7,500 and obtained the rights to the trademarks PermaDerm® and TempaDerm® from KJR-10 Corp.

Note D – NOTES PAYABLE

[1]	Bridge Notes:

In June 2010, July 2010 and August 2010, the Company issued convertible senior secured bridge loan promissory notes (the “Bridge Notes”) totaling $750,000.  Terms of the Bridge Notes included the following:

1.	The Bridge Notes bear interest at 5% per annum.
2.	The maturity date of the Bridge Notes was the earlier of (i) six (6) months after the date of the disbursement and (ii) the closing of Transactions (as defined).
3.	Principal and accrued interest were payable at maturity.
4.
The principal and accrued interest were convertible into shares of the Company’s common stock by a conversion price equal to 75% of the price per share of common stock sold by the Company in the Security Purchase Agreement discussed below.

On August 20, 2010, the principal of $750,000 and accrued interest totaling $3,642 were converted into 1,620,733 shares of common stock.  See Note G – Stockholders’ Equity.

For financial reporting purposes, the Company recorded a discount of $251,514 to reflect the beneficial conversion feature of the Bridge Notes.  The discount was being amortized to the date of maturity of the Bridge Notes unless converted earlier.  As a result of the conversion of the Bridge Notes, the value of the beneficial conversion feature was expensed in the year ended September 30, 2010.

[2]	Demand Note:

On August 2, 2010, the Company issued a demand promissory note (the “Demand Note”) for $150,000.  The Demand Note bears interest at 5% per annum.  Interest accrued on the Demand note amounted to $1,250 for the year ended September 30, 2010.

Note  E – Related Party Transactions

[1]	Officers:

Siew Mee Fam (“Fam”), our former Chief Executive Officer and Director, along with Sze Yein Wong (“Wong”), another former Director, advanced monies to the Company.  Such advances were non-interest bearing and due on demand.

On July 15, 2010, these former officers purchased our air purification device business in exchange for the forgiveness of $20,250 in loans we owed to them.  The Company recognized the transaction as an increase of additional paid-in capital.

On July 15, 2010, Randall E. McCoy, the Company’s Chief Executive Officer, purchased in a private transaction, an aggregate of 40,800,000 restricted shares of our common stock from Fam and Wong. Under the Stock and Debt Purchase Agreement, Mr. McCoy also purchased $2,250 in debt we owed to Fam and Wong.  Following the completion of this transaction, on July 15, 2010, we entered into a Debt Conversion Agreement with Mr. McCoy and agreed to convert the debt purchased by Mr. McCoy in exchange for 7,650,000 shares of our common stock.

At September 30, 2010 and 2009, the Company owed the officers $0 and $15,500, respectively.

On or around July 15, 2010, the Company’s headquarters was moved to the personal residence of Mr. McCoy.  In addition, on or around November 1, 2010, the Company began utilizing space in New York City in the offices of an entity controlled by Mr. McCoy.  No rent is charged for either premises.

[2]	The Broadsmoore Group, LLC (“TBG”):

TBG is a stockholder of the Company.  On August 30, 2010, the Company had entered into a finance representation agreement with TBG.  TBG was to provide advice to the Company and evaluate relevant transactions the Company may consider.

In addition, TBG advanced monies to the Company.  The advances were due on demand and were non-interest bearing.  In addition, the Company was utilizing the office space and employees of TBG at no cost.

For the years ended September 30, 2010 and 2009, the Company did not incur any fees to TBG.  At September 30, 2010 and 2009, the Company owed TBG $318,789 and $0, respectively.

In fiscal 2011, the Company borrowed additional funds from TBG.  Effective December 30, 2010, the Company and TBG signed a settlement agreement by which TBG accepted 666,667 shares of common stock in exchange for all monies owed TBG to date (approximately $506,000). These shares were previously issued as part of the October 28, 2010 offering. In addition, the Company orally agreed to pay a $200,000 success fee to TBG if the Company raises the remaining $3.5 million being offered in its current offering that commenced on October 28, 2010 (see Note G – Stockholders’ Equity).

Note  F – Income Taxes

The Company has not calculated the tax benefits, or costs, of its net operating losses and other tax attributes as of September 30, 2010 since it does not have the required information. The Company has not filed its federal and state returns since its inception.  Utilization of net operating loss and tax credit carry forwards, when determined, may be subject to annual limitations. The annual limitation may result in the expiration of net operating losses and tax credit carry forwards before full utilization.

Due to recurring losses, management believes that once such returns are filed, the Company would not incur a federal income tax liability and a minimal state tax liability.

Due to the uncertainty over the Company’s ability to utilize these operating losses and other tax attributes, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

At December 31, 2009 and 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2009 and 2008, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Note G – STOCKHOLDERS’ EQUITY

[1]	Authorized Shares:

On October 27, 2010, the Company increased the number of authorized shares of common stock from 90,000,000 shares to 200,000,000 by amending our Articles of Incorporation.

[2]	Common Stock Issuances:

As discussed above, Mr. McCoy purchased $2,250 of debt we owed to Fam and Wong.  On July 15, 2010, we entered into a Debt Conversion Agreement with Mr. McCoy and converted the debt purchased in exchange for 7,650,000 shares of our common stock.

On August 16, 2010, we sold 4,035,524 shares of our common stock as part of a Securities Purchase Agreement with certain accredited investors (the “Purchasers”) pursuant to the closing of our Private Placement Offering (the “Offering”). The Company received aggregate gross proceeds from the Purchasers of $2,502,025 from the sale of the common stock. Expenses related to the Offering totaled $369,133 and were offset against additional paid-in capital.

Pursuant to a Registration Rights Agreement that accompanies the Securities Purchase Agreement, we agreed to file an initial registration statement covering the resale of the common stock no later than 45 days from the closing of the Offering and to have such registration statement declared effective no later than 180 days from filing of the registration statement.  If we do not timely file the registration statement, cause it to be declared effective by the required date, or maintain the filing, then each Purchaser in the offering will be entitled to liquidated damages equal to 1% of the aggregate purchase price paid by such Purchaser for the securities, and an additional 1% for each month that we do not file the registration statement, cause it to be declared effective, of fail to maintain the filing (subject to a maximum penalty of 10% of the aggregate purchase price).  The Offering closed on August 16, 2010.  The Company has not filed an initial registration statement and will begin accruing liquidating damages from October 2010.

On August 16, 2010, the Company converted the Bridge Notes and accrued interest in the aggregate amount of $753,642 into 1,620,733 shares of our common stock.

On October 28, 2010, the Company began offering under a Private Placement Memorandum up to 6,000,000 shares of its common stock at an offering price of $0.75 per share.  Offering expenses are estimated to be equal to 10% of the offering price.  For the period October 28, 2010 through January 6, 2011, we sold 623,400 shares of common stock and received gross proceeds of $467,550.

Effective November 22, 2010, the Company issued 150,000 shares for consulting services rendered.

Effective December 30, 2010, TBG accepted 666,667 shares of common stock in exchange for all monies owed TBG to date (approximately $506,000).

[3]	Treasury Stock:

On July 19, 2010, Mr. McCoy agreed to deliver to the Company 4,428,360 shares of common stock beneficially owned by him with instructions that such shares be cancelled and returned to treasury.  Such shares were to be returned to offset the potential dilution caused by an equity incentive plan for directors involving the same number of shares that was adopted (see Item 4 below). Mr. McCoy delivered the shares on January 5, 2011.

[4]	2010 Incentive Plan:

On December 15, 2010, the board of directors approved the Regenicin, Inc. 2010 Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares and performance units to our employees, officers, directors and consultants, including incentive stock options, non-qualified stock options, restricted stock, and other benefits. The Plan provides for the issuance of up to 4,428,360 shares of our common stock.

On January 6, 2011, the Company approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price is $0.62 per share, The options vest over a three-year period and expire on December 22, 2015.

 Note H - Commitments

[1]	Leases:

On or around July 15, 2010, the Company’s headquarters was moved to the personal residence of Mr. McCoy.  No rent is charged.  In addition, on or around November 1, 2010, the Company began utilizing space in New York City in the offices of an entity controlled by Mr. McCoy.  No rent is charged.

[2]	Employment agreements:

On July 16, 2010, the Company entered into an employment agreement with Mr. Randall McCoy. The employment agreement has a three-year term that automatically extends in three-year increments unless notice of non-renewal is given by either party at least ninety (90) days prior to the expiration of the then current term.

The July 16, 2010 employment agreement provided for an initial annual base salary of $250,000. Under an addendum to the employment agreement, however, dated August 2, 2010, Mr. McCoy will earn an annual base salary of $125,000 until such time as we achieve a positive net income for the preceding calendar quarter as determined in accordance with GAAP and reported in our financial statements filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. Immediately upon our attaining such positive net income, Mr. McCoy’s annual base salary will be increased to $250,000 as stated in the July 16, 2010 employment agreement.

The annual base salary will be reviewed each year by our board of directors (or compensation committee, if we then have one), but cannot be decreased from the amount in effect in the previous year. Pursuant to the employment agreement, Mr. McCoy is eligible for an annual bonus determined by our board of directors (or compensation committee, if any). The employment agreement also provides that Mr. McCoy is eligible to participate in our equity incentive plans and other employee benefit programs.

Mr. McCoy’s employment agreement imposes on him post-termination non-competition, non-solicitation and confidentiality obligations. Under the agreement, he agrees not to compete with our business in the United States, subject to certain limited exceptions, for a period of one year after termination of his employment. Mr. McCoy further agrees, for a period of one year after termination of his employment, to refrain from (i) soliciting, inducing, encouraging or attempting to induce or encourage any employee, contractor or consultant of the Company to terminate his or her employment or relationship with Company, or to breach any other obligation to Company; and (ii) soliciting, interfering with, disrupting, altering or attempting to disrupt or alter the relationship, contractual or otherwise, between the Company and any other person including, without limitation, any consultant, contractor, customer, potential customer, or supplier of the Company. He also agrees to maintain the confidentiality of all confidential or proprietary information of our company, and assign to us any inventions which pertain to or relate to our business or any of the work or businesses carried on by us that are discovered, conceived, reduced to practice, developed, made or produced by him during and as a result of his employment.

The employment agreement provides for payments and benefits upon termination of employment in addition to those previously accrued. If Mr. McCoy is terminated due to death, the salary payable to Mr. McCoy thereunder (in addition to items previously accrued, but excluding medical plan and other benefits) shall continue to be paid at the then current rate for three (3) months after the termination of employment in accordance with normal Company payroll practices. In addition, any bonuses actually earned prior to the termination (including, as reasonably determined by the Board of Directors or its Compensation Committee, a pro-rated amount of any annual bonus for the portion of the fiscal year during which termination takes place) shall be paid to Mr. McCoy.

In the event of the termination of Mr. McCoy’s employment due to disability, the salary payable thereunder (inclusive of paid medical plan then in effect and available, if any) shall continue to be paid at the then current rate for three (3) months after the termination of employment in accordance with normal Company payroll practices; provided, however, that the Company may deduct from such payments the amount of any and all disability insurance benefits paid during such three-month period with respect to Mr. McCoy that were paid for by the Company during any period for which payment was made by the Company during the term of the and prior to the termination. In addition, any bonuses actually earned prior to the termination (including, as reasonably determined by the Board of Directors or its Compensation Committee, a pro-rated amount of any annual bonus for the portion of the fiscal year during which termination takes place) which shall be paid to Mr. McCoy. We have recently entered into employment agreements with Mr. Chris Hadsall, our Chief Operating Officer, and Mr. Joseph Connell, our President.

On October 4, 2010, we entered into a written employment agreement with Chris Hadsall. Pursuant to the terms and conditions of the employment agreement:

•	Mr. Hadsall will serve as Chief Operating Officer of our company for a period of three years;

•	Mr. Hadsall will earn a base salary of $120,000 for the first 12 months, and will be entitled to increases thereafter as determined by our board of directors;

•	Mr. Hadsall will be eligible for an annual bonus as determined by our board of directors; and

•	Mr. Hadsall will be entitled to participate in any employee benefit plans, as established by our board of directors.

On October 4, 2010, we entered into a written employment agreement with Joseph Connell. Pursuant to the terms and conditions of the employment agreement:

•	Mr. Connell will serve as President of our company for a period of three years;

•
Mr. Connell will earn a base salary of $250,000 for the first 12 months, and will be entitled to increases thereafter as determined by our board of directors. (He agreed to a reduction in his salary to $125,000 until such time as we achieve a positive net income);

•	Mr. Connell will be eligible for an annual bonus as determined by our board of directors; and

•	Mr. Connell will be entitled to participate in any employee benefit plans, as established by our board of directors.

Both Messrs. Hadsall and Connell signed agreements to keep certain information confidential and not compete with or solicit from our company for a period of time.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have previously reported on Changes in and Disagreements with Accountants on Accounting and Financial Disclosure in our Current Report on Form 8-K dated October 20, 2010, which is incorporated by reference, including any amendments thereto.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2010, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i)  and (ii)_are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G  of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.  We are currently in the process of hiring an outsourced controller to improve the controls for accounting and financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B.   Other Information

None
ART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Randall McCoy	61	Chief Executive Officer and Director
Joseph Connell	54	President
John J. Weber	61	Interim Chief Financial Officer and Director
Chris Hadsall	36	Chief Operating Officer
Joseph Rubinfeld	78	Director
Craig Eagle	43	Director

Randall McCoy has served as our Chief Executive Officer and director since July 2010.  Prior to joining the Company, Mr. McCoy served as President of McCoy Enterprises LLC since its founding in May 2002.  Mr. McCoy has more than 37 years of experience in the healthcare industry and has assisted both small and major pharmaceutical/device companies address FDA issues.  He served as Laboratory Manager and Instructor at both George Washington University and Temple Medical School, and served as Program Manager at the Stanford Research Institute, Healthcare Division, of the David Sarnoff Research Center.  Mr. McCoy has also helped over 225 foreign and domestic companies introduce their FDA regulated drug and medical device products into the US and world market.  He currently holds over 30 US and international patents.

Joseph Connell has served as our President since July 2010.  Prior to joining the Company, Mr.  Connell served as a consultant with Connell & Associates, which he founded in 2005.  Mr.  Connell has more than 26 years of pharmaceutical and biotechnology sales and marketing experience.  He has served as a senior executive officer of startup and specialty pharmaceutical companies, and has had global responsibilities for nasal, pulmonary and aerosol drug delivery as well as formulations, analytical chemistry, stability and contract manufacturing of solids, liquids and parenterals.  Mr.  Connell has had the opportunity to hire, train, and deploy the entire sales forces of several companies and his expertise is in targeted selection, compensation, CRM automation and territory alignment.  He has been instrumental in the launch of more than 25 major pharmaceutical products and devices.  He has expertise in the areas of dermatology, wound healing, cardiovascular, infectious diseases, gastroenterology, oncology, pain management, anesthesiology, and diabetes.  In addition, Mr.  Connell has been involved in global efforts with aerosol, nasal and pulmonary drug delivery devices.

John J. Weber has served as our Interim Chief Financial Officer and Director since September 13, 2010.  Mr. Weber served as the Executive Vice President of Fujifilm Medical Systems, USA from 2006 until 2009.  While at Fujifilm he was responsible for overseeing all corporate activity with the exception of R&D.  In previous positions at Fujifilm he served as Senior Vice President of Operations as well as Chief Financial Officer.

Mr. Weber brings 20 years of medical-related corporate, operational and financial management experience to the Company.

Chris Hadsall has served as our Chief Operating Officer since October 4, 2010.  Prior to joining the Company, Mr. Hadsall served as an Intelligence Officer for the United States Marine Corps from 1997 to 2006.  After serving in the Marine Corps, Mr. Hadsall worked as a Regional Manager for Professional Staffing ABTS from 2006 until 2009.  While at Professional Staffing ABTS he guided the day-to-day operations, business development and customer relations for the west coast expansion.  From 2007 to the present he maintains his role as the Executive Director of the VET Foundation where he designed, developed and implemented a holistic reintegration program that teaches wounded, ill and injured veterans a life altering transition methodology.

Dr. Joseph Rubinfeld began his career as a research scientist with several pharmaceutical and consumer product companies including Schering Plough and Colgate Palmolive. He served for 12 years at Bristol Myers, where in addition to developing Amoxicillin and Chephadroxil, he was instrumental in licensing their original anti-cancer line of products, including Mitomycin, Etoposide, and Bleomycin. After co-founding Amgen in 1980 and serving as its chief of operations, Dr. Rubinfeld has served as an advisor or Board member to a number of companies including AVI BioPharma and Quark Pharmaceuticals. In 1991 he co-founded Supergen, a drug development company based in Dublin, California, where he served as President and CEO until 2003 and as a member of the Board of Directors until 2005.  During that time he oversaw the company’s initial public offering and its rise to a multi-billion dollar market capitalization. Management believes his wealth of experience in biotech and big pharma will be instrumental for Regenicin as it transitions to commercialization.

Dr. Craig Eagle was appointed to our board of directors on September 7, 2010.  He currently serves as Vice President of Strategic Alliances and Partnerships for the Oncology business unit at Pfizer Inc.  Dr. Eagle joined Pfizer Australia in 2001 as part of the medical group and has held various positions and over the years including his appointment in 2003 as the worldwide leader for development of Celecoxib in oncology to oversee the global research program.  In 2007, he became head of the oncology therapeutic area medical group for Pfizer, including the United States oncology business.

We acknowledge Dr. Eagle’s wealth of experience in pharmaceutical product development as well as his extensive experience in forming strategic alliances and partnerships and believe he will provide us with critical guidance as we seek to maximize the commercialization potential of our products.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

 Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past ten years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Randall McCoy, at the address appearing on the first page of this annual report.

Code of Ethics

We have adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is attached to this Annual Report on Form 10-K as Exhibit 14.1.

Item 11.  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended September 30, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Siew Mee Fam Former President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Randall McCoy Chief Executive Officer, Principal Executive Officer and Director	2010 2009	$30,000 0	0 0	0 0	0 0	0 0	0 0	0 0	$30,000 0

Joseph Connell President	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

John J. Weber Interim Chief Financial Officer, and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Chris Hadsall Chief Operating Officer	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to Summary Compensation Table

Randall McCoy

On July 16, 2010, we entered into an employment agreement with Mr. Randall McCoy.  The employment agreement has a three-year term that automatically extends in three-year increments unless notice of non-renewal is given by either party at least ninety (90) days prior to the expiration of the then current term.

The July 16, 2010 employment agreement provided for an initial annual base salary of $250,000.  Under an addendum to the employment agreement, however, dated August 2, 2010, Mr. McCoy will earn an annual base salary of $125,000 until such time as we achieve a positive net income for the preceding calendar quarter as determined in accordance with GAAP and reported in our financial statements filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended.  Immediately upon our attaining such positive net income, Mr. McCoy’s annual base salary will be increased to $250,000 as stated in the July 16, 2010 employment agreement.

The annual base salary will be reviewed each year by our board of directors (or compensation committee, if we then have one), but cannot be decreased from the amount in effect in the previous year.  Pursuant to the employment agreement, Mr. McCoy is eligible for an annual bonus determined by our board of directors (or compensation committee, if any).  The employment agreement also provides that Mr. McCoy is eligible to participate in our equity incentive plans and other employee benefit programs.

Mr. McCoy’s employment agreement imposes on him post-termination non-competition, non-solicitation and confidentiality obligations.  Under the agreement, he agrees not to compete with our business in the United States, subject to certain limited exceptions, for a period of one year after termination of his employment.  Mr. McCoy further agrees, for a period of one year after termination of his employment, to refrain from (i) soliciting, inducing, encouraging or attempting to induce or encourage any employee, contractor or consultant of the Company to terminate his or her employment or relationship with Company, or to breach any other obligation to Company; and (ii) soliciting, interfering with, disrupting, altering or attempting to disrupt or alter the relationship, contractual or otherwise, between the Company and any other person including, without limitation, any consultant, contractor, customer, potential customer, or supplier of the Company.  He also agrees to maintain the confidentiality of all confidential or proprietary information of our company, and assign to us any inventions which pertain to or relate to our business or any of the work or businesses carried on by us that are discovered, conceived, reduced to practice, developed, made or produced by him during and as a result of his employment.

The employment agreement provides for payments and benefits upon termination of employment in addition to those previously accrued.  If Mr. McCoy is terminated due to death, the salary payable to Mr. McCoy thereunder (in addition to items previously accrued, but excluding medical plan and other benefits) shall continue to be paid at the then current rate for three (3) months after the termination of employment in accordance with normal Company payroll practices.  In addition, any bonuses actually earned prior to the termination (including, as reasonably determined by the Board of Directors or its Compensation Committee, a pro-rated amount of any annual bonus for the portion of the fiscal year during which termination takes place) shall be paid to Mr. McCoy.

In the event of the termination of Mr. McCoy’s employment due to disability, the salary payable thereunder (inclusive of paid medical plan then in effect and available, if any) shall continue to be paid at the then current rate for three (3) months after the termination of employment in accordance with normal Company payroll practices; provided, however, that the Company may deduct from such payments the amount of any and all disability insurance benefits paid during such three-month period with respect to Mr. McCoy that were paid for by the Company during any period for which payment was made by the Company during the term of the and prior to the termination.  In addition, any bonuses actually earned prior to the termination (including, as reasonably determined by the Board of Directors or its Compensation Committee, a pro-rated amount of any annual bonus for the portion of the fiscal year during which termination takes place) which shall be paid to Mr. McCoy.

Other Employees

We have recently entered into employment agreements with Mr. Chris Hadsall, our Chief Operating Officer, and Mr. Joseph Connell, our President.

On October 4, 2010, we entered into a written employment agreement with Chris Hadsall. Pursuant to the terms and conditions of the employment agreement:

▪	Mr. Hadsall will serve as Chief Operating Officer of our company for a period of three years;

▪	Mr. Hadsall will earn a base salary of $120,000 for the first 12 months, and will be entitled to increases thereafter as determined by our board of directors;

▪	Mr. Hadsall will be eligible for an annual bonus as determined by our board of directors; and

▪	Mr. Hadsall will be entitled to participate in any employee benefit plans, as established by our board of directors.

On October 4, 2010, we entered into a written employment agreement with Joseph Connell. Pursuant to the terms and conditions of the employment agreement:

▪	Mr. Connell will serve as President of our company for a period of three years;

▪
Mr. Connell will earn a base salary of $250,000 for the first 12 months, and will be entitled to increases thereafter as determined by our board of directors.  (He agreed to a reduction in his salary to $125,000 until such time as we achieve a positive net income);

▪	Mr. Connell will be eligible for an annual bonus as determined by our board of directors; and

▪	Mr. Connell will be entitled to participate in any employee benefit plans, as established by our board of directors.

Both Messrs. Hadsall and Connell signed agreements to keep certain information confidential and not compete with or solicit from our company for a period of time.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Siew Mee Fam	-	-	-	-	-	-	-	-	-
Randall McCoy	-	-	-	-	-	-	-	-	-
Joseph Connell	-	-	-	-	-	-	-	-	-
John J. Weber	-	-	-	-	-	-	-	-	-
Chris Hadsall	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors as of September 30, 2010.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Joseph Rubinfeld	-	-	-	-	-	-	-
Dr. Craig Eagle	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

On December 15, 2010, our board of directors approved the Regenicin, Inc. 2010 Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares and performance units to our employees, officers, directors and consultants, including incentive stock options, non-qualified stock options, restricted stock, and other benefits. The Plan provides for the issuance of up to 4,428,360 shares of our common stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  January 6, 2011, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.  Unless otherwise indicated below, each entity or person listed below maintains an address of 10 High Court, Little Falls, NJ 07424.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC.  The information is not necessarily indicative of beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after July 21, 2010 through the exercise of any stock option, warrant or other right.  The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Beneficial owner	Number of shares beneficially owned (1)	Post-Offering Maximum Amount (2)
Officers and Directors
Randall McCoy	44,021,640	52.77%
Joseph Connell	0	*
John J. Weber	0	*
Chris Hadsall	0	*
Richard Koeninger	0	*
Lauri-Ann Hahn	0	*
Joseph Rubinfeld	0	*
Craig Eagle	0	*
Officers and Directors collectively	44,021,640	52.77%

5 Percent Shareholders
The Boardsmoore Group, LLC 711 Fifth Avenue New York, NY 10022	7,590,500	9.09%
*      Less than 1%
(1)
Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(2)	A total of 83,417,965 shares of the Company’s common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since June 30, 2010 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Fam and Wong advanced us monies.  Such advances were non-interest bearing and due on demand.

On July 15, 2010, these former officers purchased our air purification device business in exchange for the forgiveness of $20,250 in loans we owed to them.  We recorded the transaction as an increase of additional paid-in capital.

On July 15, 2010, Mr. McCoy purchased in a private transaction, an aggregate of 40,820,000 restricted shares of our common stock from Fam and Wong. Under the Stock and Debt Purchase Agreement, Mr. McCoy also purchased $2,250 in debt we owed to Fam and Wong.  Following the completion of this transaction, on July 15, 2010, we entered into a Debt Conversion Agreement with Mr. McCoy and agreed to convert the debt purchased by Mr. McCoy in exchange for 7,650,000 shares of our common stock.

Our officers, directors and key employees entered into lock-up agreements with us for a term of 12 months whereby they agreed to certain restrictions on the sale or disposition of all the common shares held by them.

Randall McCoy further agreed to lock up 11,288,850 shares of his common stock representing 20% of the number of shares of common stock beneficially owned by him, restricting the sale of the shares until such time as we receive approval from the FDA for the commercial sale of PermaDerm™.

Mr. McCoy also agreed, cancelled and returned to our treasury 4,428,360 shares of his common stock to off-set the potential dilution caused by an equity incentive plan for directors involving the same number of shares that we adopted in connection with the Regenicin, Inc. 2010 Incentive Plan. The shares were returned on January 5, 2011.

Our headquarters is located in the personal residence of Mr. McCoy.  In addition, on or around November 1, 2010, we began utilizing space in New York City in the offices of an entity controlled by Mr. McCoy.  No rent is charged for either premises.

The Broadsmoore Group, LLC (“TBG”) is a stockholder of our company.  On August 30, 2010, we had entered into a finance representation agreement with TBG.  TBG was to provide advice to us and evaluate relevant transactions we may consider.

In addition, TBG advanced monies to us.  The advances were due on demand and was non-interest bearing.  In addition, we were utilizing the office space and employees of TBG at no cost.

For the years ended September 30, 2010 and 2009, we did not incur any fees to TBG.  At September 30, 2010 and 2009, we owed TBG $318,789 and $0, respectively.

In fiscal 2011, we borrowed additional funds from TBG.  Effective December 30, 2010, we and TBG signed a settlement agreement by which TBG accepted 666,667 shares of common stock in exchange for all monies owed TBG to date (approximately $506,000). These shares were previously issued as part of the October 28, 2010 offering. In addition, we orally agreed to pay a $200,000 success fee to TBG if we raise the remaining $3.5 million being offered in its current offering that commenced on October 28, 2010.

Item 14.   Principal Accounting Fees and Services

We had the following independent registerd public accounting firms:

From inception through November 17, 2010, our principal independent auditor was Maddox Ungar Silberstein, PLLC (“Maddox”); and

Thereafter, we engaged Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“RMSBG”) for the audit of the year ended September 30, 2010.

We do not have an audit committee. Our Board of Directors pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides our Board of Directors with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Board of Directors before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Board of Directors before the audit commences.

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$28,000	$0	$0	$0
2009	$10,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Release entered into by Susanna Hilario(2)
10.2	Release entered into by Susanna Hilario(2)
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
2	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Regenicin, Inc.

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 12, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 12, 2011

By:	/s/ John J. Weber
John J. Weber Interim CFO and Director
January 12, 2011

By:	/s/ Dr. Joseph Rubinfeld
Dr. Joseph Rubinfeld Director
January 12, 2011

By:	/s/ Dr. Craig Eagle
Dr. Craig Eagle Director
January 12, 2011