Form 10-Q
period 2010-12-31
Regenicin, Inc.
filed 2011-02-14
CIK 1412659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-146834

Regenicin, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3083341
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 High Court, Little Falls, NJ
(Address of principal executive offices)

(646) 403-3581
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes    [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83,417,965 as of February 14, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of December 31, 2010 (unaudited) and September 30, 2010 (audited);
F-2	Statements of Operations for the three months ended December 31, 2010 and 2009 and period from September 6, 2007 (Inception) to December 31, 2010 (unaudited);
F-3	Statements of Cash Flows for the three months ended December 31, 2010 and 2009 and period from September 6, 2007 (Inception) to December 31, 2010 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

REGENICIN, INC.
(A Development Stage company)
BALANCE SHEETS

	December 31, 2010	September 30, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS

Cash	$81,476	$4,564
Prepaid expenses and other current assets	21,883	25,970

Total current assets	103,359	30,534

Intangible assets	3,007,500	3,007,500

Total assets	$3,110,859	$3,038,034

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$241,853	$221,762
Accrued expenses	271,371	138,985
Due to related party	-	318,789
Note payable	150,000	150,000

Total current liabilities	663,224	829,536

Total liabilities	663,224	829,536

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value 10,000,000 shares authorized; none outstanding
Common stock, $0.001 par value; 200,000,000 shares authorized; 87,846,324 and 86,406,257 issued and outstanding	87,847	86,407
Additional paid-in capital	4,125,674	3,116,841
Deficit accumulated during development stage	(1,765,886)	(994,750)

Total stockholders' equity	2,447,635	2,208,498

Total liabilities and stockholders' equity	$3,110,859	$3,038,034

See Notes to Financial Statements.

REGENICIN, INC.
(A Development Stage company)
STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	September 6, 2007 (Inception Date) Through December 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating expenses
General and administrative	656,761	2,000	1,395,405
Stock based compensation - general and administrative	112,500	-	112,500

Total operating expenses	769,261	2,000	1,507,905

Loss from operations	(769,261)	(2,000)	(1,507,905)

Other Income (Expenses)
Interest expense, including amortization of
beneficial conversion feature	(1,875)	-	(257,981)

Total Other Income (Expenses)	(1,875)	-	(257,981)

Net loss	$(771,136)	$(2,000)	$(1,765,886)

Basic and diluted loss per share:	$(0.01)	$0.00

Weighted average number of shares outstanding
Basic and diluted	87,158,711	73,100,000

See Notes to Financial Statements.

REGENICIN, INC.
(A Development Stage company)
STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	September 6, 2007 (Inception Date) Through December 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(771,136)	$(2,000)	$(1,765,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	-	-	251,214
Stock based compensation	112,500		112,500
Changes in operating assets and liabilities
Prepaid expenses and other current assets	4,087	-	(21,883)
Accounts payable	20,091	-	241,853
Accrued expenses	132,386	-	275,013

Net cash used in operating activities	(502,072)	(2,000)	(907,189)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	-	-	(3,007,500)

Net cash used in investing activities	-	-	(3,007,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	467,550	-	3,012,575
Payments of expenses relating to the sale of common stock	(75,777)	-	(444,910)
Proceeds from the issuance of notes payable	-	-	900,000
Peoceeds from advances from related party	187,211	-	506,000
Proceeds from advances from officer	-	2,000	22,500

Net cash provided by financing activities	578,984	2,000	3,996,165

INCREASE IN CASH	76,912	-	81,476

CASH - BEGINNING OF PERIOD	4,564	-	-

CASH - END OF PERIOD	$81,476	$-	$81,476

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities:
Issuance of common stock for the conversion of amounts owed to related party	$506,000	$-

See Notes to Financial Statements.

REGENICIN, INC.
NOTES TO THE FINANCIAL STATEMENTS
(A Developement Stage Company)
 (UNAUDITED)

NOTE 1 - THE COMPANY

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Regenicin, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010, as filed with the Securities and Exchange Commission.

Going Concern:

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $1,766,000 for the period September 6, 2007 (inception date) through December 31, 2010, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage Activities and Operations:

The Company is in the development stage and has had no revenues.  A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

NOTE 3 - LOSS PER SHARE

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

NOTE 4 - INTANGIBLES ASSETS

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

We review our intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges. We did not record any impairment charges in the three months ended December 31, 2010.

NOTE 5 – NOTE PAYABLE

On August 2, 2010, the Company issued a demand promissory note (the “Demand Note”) for $150,000.  The Demand Note bears interest at 5% per annum.  Interest accrued on the Demand Note amounted to $1,875 and $0 for the three months ended December 31, 2010 and 2009, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

For the three months ended December 31, 2010 and 2009, the Company did not incur any fees to TBG.

In fiscal 2011, the Company borrowed additional funds from TBG.  Effective December 30, 2010, the Company and TBG signed a settlement agreement by which TBG accepted 666,667 shares of common stock in exchange for all monies owed TBG to date (approximately $506,000).  These shares were previously issued as part of the October 28, 2010 offering.  In addition, the Company orally agreed to pay a $200,000 success fee to TBG if the Company raises the remaining $3.5 million being offered in its current offering that commenced on October 28, 2010 (see Note 7 – Stockholders’ Equity).

NOTE 7 – STOCKHOLDERS’ EQUITY

Authorized Shares:

On October 27, 2010, the Company increased the number of authorized shares of common stock from 90,000,000 shares to 200,000,000 by amending our Articles of Incorporation.

Common Stock Issuances:

Private Placement

On October 28, 2010, the Company began offering under a Private Placement Memorandum up to 6,000,000 shares of its common stock at an offering price of $0.75 per share.  Offering expenses are estimated to be equal to 10% of the offering price.  For the period October 28, 2010 through February 10, 2011, the Company sold 623,400 shares of common stock and received gross proceeds of $467,550.  Expenses related to the offering totaled $75,777 and were offset against additional paid-in capital.

TBG

Effective December 30, 2010, TBG accepted 666,667 shares of common stock in exchange for all monies owed TBG to date (approximately $506,000).

Stock Based Compensation

On November 22, 2010, the Company issued 150,000 shares for consulting services rendered.  The shares were valued at $112,500.

Treasury Stock:

On July 19, 2010, Mr. McCoy agreed to deliver to the Company 4,428,360 shares of common stock beneficially owned by him with instructions that such shares be cancelled and returned to treasury.  Such shares were to be returned to offset the potential dilution caused by an equity incentive plan for directors involving the same number of shares that was adopted (see below). Mr. McCoy delivered the shares on January 5, 2011.

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

Registration Penalties:

On August 16, 2010, we sold 4,035,524 shares of our common stock as part of a Securities Purchase Agreement with certain accredited investors (the “Purchasers”) pursuant to the closing of our Private Placement Offering (the “Offering”).

Pursuant to a Registration Rights Agreement that accompanies the Securities Purchase Agreement, we agreed to file an initial registration statement covering the resale of the common stock no later than 45 days from the closing of the Offering and to have such registration statement declared effective no later than 180 days from filing of the registration statement.  If we do not timely file the registration statement, cause it to be declared effective by the required date, or maintain the filing, then each Purchaser in the offering will be entitled to liquidated damages equal to 1% of the aggregate purchase price paid by such Purchaser for the securities, and an additional 1% for each month that we do not file the registration statement, cause it to be declared effective, of fail to maintain the filing (subject to a maximum penalty of 10% of the aggregate purchase price).  The Offering closed on August 16, 2010.  The Company has not filed an initial registration statement and began accruing liquidating damages from October 1, 2010.  Registration penalties totaled $75,061 for the three months ended December 31, 2010.

NOTE 8 – EMPLOYMENT AGREEMENTS

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

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing.

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

Results of Operations for the Three Months Ended December 31, 2010 vs. December 31, 2009.

We have generated no revenues since the inception of the Company.  We do not expect to generate revenues until we are able to obtain FDA approval of PermaDerm™, and thereafter acquire the license rights to sell products associated with that technology.

We incurred operating expenses of $769,261 for the three months ended December 31, 2010, compared with operating expenses of $2,000 for the three months ended December 31, 2009.  Our operating expenses for both periods consisted of general and administrative expenses.  Our operating expenses in 2009, consisting of professional fees, were incurred primarily to enable us to satisfy the requirements of a reporting company. Our operating expenses increased dramatically in 2010 as a result of ramping up operations in connection with our tissue-engineered skin substitutes business, and consisted mainly of the following:

Operating Expense	Amount
Legal and Accounting	100,197
Salaries and Other Compensation	164,583
Consulting	172,176
Public Relations and Market Support	160,817
Office Expenses	12,043
Travel	46,634
Insurance	26,622
Website Expenses	4,015
Registration Penalties	75,061
Miscellaneous	7,113

We incurred stock based compensation of $112,500 from the issuance of 150,000 shares of our common stock to a consultant.  Such amount is included above under consulting.  Our other expenses for the three months December 31, 2010 consisted of interest expense amounting to $1,875.  The interest expense was incurred under the terms of a demand note payable.

We incurred a net loss of $771,136 for the three months ended December 31, 2010, as compared with a net loss of $2,000 for the three months ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had total current assets of $103,359 and total assets in the amount of $3,110,859. Our total current liabilities as of December 31, 2010 were $663,224.  We had a working capital deficit of $559,885 as of December 31, 2010.  Our cash was $81,476 as of December 31, 2010.

Operating activities used $502,072 in cash for the three months ended December 31, 2010. The decrease in cash was primarily attributable to funding the loss for the period.

Financing activities provided $578,984 for the three months ended December 31, 2010 and consisted of $467,550 in proceeds from the sale of common stock less expenses of $75,777, and $187,211 from advances from related parties.

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

On October 28, 2010, we began offering under a Private Placement Memorandum up to 6,000,000 shares of our common stock at an offering price of $0.75 per share.  Offering expenses are estimated to be equal to 10% of the offering price.  For the period October 28, 2010 through February 10, 2011, we sold 623,400 shares of common stock and received net proceeds of $391,773.

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Going Concern

We have negative working capital, have incurred losses since inception, and have not yet received revenues from sales of products or services.  These factors create substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2010, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.  In January 2011, we hired an outsourced controller to improve the controls for accounting and financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 4.     (Removed and Reserved)

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

Regenicin, Inc.

Date:	February 14, 2010

By: /s/ Randall McCoy Randall McCoy Title: Chief Executive Officer and Director