Form 10-Q
period 2011-03-31
Regenicin, Inc.
filed 2011-05-23
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-146834

Regenicin, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3083341
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 High Court, Little Falls, NJ
(Address of principal executive offices)

(973) 557-8914
(Registrant’s telephone number)
______________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83,807,965 as of April 27, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of March 31, 2011 (unaudited) and September 30, 2010 (audited);
F-2	Statements of Operations for the three and six months ended March 31, 2011 and 2009 and period from September 6, 2007 (Inception) to March 31, 2011 (unaudited);
F-3	Statements of Cash Flows for the six months ended March 31, 2011 and 2009 and period from September 6, 2007 (Inception) to March 31, 2011 (unaudited); and
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

 REGENICIN, INC.

(A Development Stage company)

BALANCE SHEETS

	March 31,	September 30,
ASSETS	2011	2010
CURRENT ASSETS	(Unaudited)
Cash	$24,723	$4,564
Prepaid expenses and other current assets	—	25,970

Total current assets	24,723	30,534

Intangible assets	3,007,500	3,007,500

Total assets	$3,032,223	$3,038,034

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$728,485	$221,762
Accrued expenses	355,375	138,985
Loans payable	85,000	—
Note payable	265,000	150,000
Due to related party	—	318,789

Total current liabilities	1,433,860	829,536

Total liabilities	1,433,860	829,536

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value
Common stock, $0.001 par value;200,000,000 shares authorized; 88,236,324 and 86,406,257 issued 83,807,964 and 86,406,257 outstanding	88,237	86,407
Additional paid-in capital	4,873,203	3,116,841
Deficit accumulated during development stage	(3,358,649)	(994,750)
Less: treasury stock; 4,428,360 shares at par	(4,428)	—

Total stockholders' equity	1,598,363	2,208,498

Total liabilities and stockholders' equity	$3,032,223	$3,038,034

See Notes to Financial Statements.

REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF OPERATIONS

	Six Months	Six Months	(Inception Date)	Three Months	Three Months
	Ended	Ended	Through	Ended	Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	1,503,855	4,000	2,242,499	847,094	2,000
Stock based compensation - general and administrative	855,991	—	855,991	743,491	—

Total operating expenses	2,359,846	4,000	3,098,490	1,590,585	2,000

Loss from operations	(2,359,846)	(4,000)	(3,098,490)	(1,590,585)	(2,000)

Other Income (Expenses)
Interest expense, including amortization of beneficial conversion feature	(4,053)	—	(260,159)	(2,178)	—

Total Other Income (Expenses)	(4,053)	—	(260,159)	(2,178)	—

Net loss	$(2,363,899)	$(4,000)	$(3,358,649)	$(1,592,763)	$(2,000)

Basic and diluted loss per share:	$(0.03)	$0.00		$(0.02)	$0.00

Weighted average number of shares outstanding
Basic and diluted	85,508,846	73,100,000		83,822,317	73,100,000

See Notes to Financial Statements.

REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF CASH FLOWS

			September 6, 2007
	Six Months	Six Months	(Inception Date)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,363,899)	$(4,000)	$(3,358,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	—	—	251,214
Stock based compensation	855,991		855,991
Changes in operating assets and liabilities
Prepaid expenses and other current assets	25,970	—	—
Accounts payable	506,723	—	728,485
Accrued expenses	216,390		359,017

Net cash used in operating activities	(758,825)	(4,000)	(1,163,942)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	—	—	(3,007,500)

Net cash used in investing activities	—	—	(3,007,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	467,550	—	3,012,575
Payments of expenses relating to the sale of common stock	(75,777)	—	(444,910)
Proceeds from the issuance of notes payable	115,000	—	1,015,000
Proceeds from advances from related party	187,211	—	506,000
Proceeds from loans payable	85,000	—	85,000
Proceeds from advances from officer	—	4,000	22,500

Net cash provided by financing activities	778,984	4,000	4,196,165

INCREASE IN CASH	20,159	—	24,723

CASH - BEGINNING OF PERIOD	4,564	—	—

CASH - END OF PERIOD	$24,723	$—	$24,723

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—

Non-cash activities:
Issuance of common stock for the conversion of amounts owed to related party	$506,000	$—

Treasury stock	4,428	$—

See Notes to Financial Statements.

REGENICIN, INC.

NOTES TO THE FINANCIAL STATEMENTS

(A Developement Stage Company)

 (UNAUDITED)

NOTE 1 - THE COMPANY

Windstar, Inc. (the “Company”) was incorporated in the state of Nevada on September 6, 2007 and is in the development stage. On July 19, 2010, the Company amended its Articles of Incorporation to change the name of the Company to Regenicin, Inc.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Regenicin, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010, as filed with the Securities and Exchange Commission.

Going Concern:

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $3.4 million for the period September 6, 2007 (inception date) through March 31, 2011, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage Activities and Operations:

The Company is in the development stage and has had no revenues.  A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

NOTE 3 - LOSS PER SHARE

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive:

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of March 31,
	2011	2010
Options	5,542,688	-0-
Warrants	2,300,067	-0-

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

We review our intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges. We did not record any impairment charges in the six months ended March 31, 2011.

NOTE 5 – LOANS PAYABLE

In February 2011, certain investors have advanced a total of $85,000. These loans do not bear interest and are due on demand.

NOTE 6 – NOTE PAYABLE

On August 2, 2010, the Company issued a demand promissory note (the “Demand Note”) to NPNC Management, LLC (“NPNC”), a company whose principals also represent the Company as securities counsel, for $150,000.  The Demand Note bears interest at 5% per annum.

In March 2011, we executed a Promissory Note and Security Agreement (the “Note”) with NPNC and three of our directors, Craig Eagle, Joseph Rubinfeld, and John Weber for $265,000. Mr. Eagle, Mr. Rubinfeld, and Mr. Weber have contributed $80,000, and NPNC agreed to contribute the remaining $185,000 of the loan; $150,000 of which was previously borrowed and represented by the existing Demand Note and the balance of $35,000 in new funding.

The Note accrues interest at 5% per annum. The Note, together with all accrued interest, is due and payable by June 14, 2011. The Note is secured by the assets of our company

NOTE 7 – RELATED PARTY TRANSACTIONS

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

For the six and three months ended March 31, 2011 and 2010, the Company did not incur any fees to TBG.

In fiscal 2011, the Company borrowed additional funds from TBG.  Effective December 30, 2010, the Company and TBG signed a settlement agreement by which TBG accepted 666,667 shares of common stock in exchange for all monies owed TBG to date (approximately $506,000).  These shares were previously issued as part of the October 28, 2010 offering.  In addition, the Company orally agreed to pay a $200,000 success fee to TBG if the Company raises the remaining $3.5 million being offered in its current offering that commenced on October 28, 2010 (see Note 8 – Stockholders’ Equity).

NOTE 8 – STOCKHOLDERS’ EQUITY

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

In February and March 2011, the Company issued 390,000 shares for consulting services rendered.  The shares were valued at $247,975.

Stock compensation expense related to the shares totaled $360,475 and $247,975 for the six and three months ended March 31, 2011, respectively.

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

On January 6, 2011, the Company approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price is $0.62 per share, The options vest over a three-year period and expire on December 22, 2015. The Company valued the options utilizing a Black-Scholes option pricing model with the following assumptions:  share price: $0.64; exercise price: $0.62; expected volatility: 26.36%; risk-free rate: 1.11%; expected term: 3.5 years.  On May 11, 2011, the terms of the options were amended to allow for immediate vesting.

In addition, the Company approved the issuance of 2,000,000 options to a consultant an exercise price is $0.46 per share, The options vest immediately and expire in November 2015. The Company valued the options utilizing a Black-Scholes option pricing model with the following assumptions:  share price: $0.57; exercise price: $0.46; expected volatility: 27.77%; risk-free rate: 0.72%; expected term: 3 years.

The expected life is the number of years that the Company estimates, based upon history, that options will be outstanding prior to exercise or forfeiture. Expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin No. 107. The stock volatility factor is based on the Nasdaq Biotechnology Index. The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these options were issued.

Stock compensation expense related to the options totaled $378,314 for the six and three months ended March 31, 2011.

Warrants:

In January and March 2011, the Company issued 1,676,667 warrants to various consultants at exercise prices ranging from $0.10 to $1.50 per share. The warrants vest immediately and expire at various times in 2012 and 2016. The Company valued the warrants utilizing a Black-Scholes option pricing model with the following assumptions:  share price: $0.36; exercise price: $0.50; expected volatility: 13.35% - 27.56%; risk-free rate: 0.16% - 2.30%; expected term: .5 years - 3 years.

Stock compensation expense related to the warrants totaled $117,202 for the six and three months ended March 31, 2011.

In March 2011, the Company issued 623,400 warrants to various investors consultants at an exercise price of $0.50 for registration penalties relating to the October 2010 Securities Purchase Agreement (see below). The warrants vest immediately and expire in March 2012. These warrants were deemed to have minimal value utilizing a Black-Scholes option pricing model with the following assumptions:  share price: $0.39 - $0.64; exercise price: $0.10 - $1.50; expected volatility: 13.43%; risk-free rate: 0.13%; expected term: .5 years.

The expected life is the number of years that the Company estimates, based upon history, that options will be outstanding prior to exercise or forfeiture. Expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin No. 107. The stock volatility factor is based on the Nasdaq Biotechnology Index. The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these options were issued.

Registration Penalties:

On August 16, 2010, we sold 4,035,524 shares of our common stock as part of a Securities Purchase Agreement with certain accredited investors (the “Purchasers”) pursuant to the closing of our Private Placement Offering (the “Offering”).

Pursuant to a Registration Rights Agreement that accompanies the Securities Purchase Agreement, we agreed to file an initial registration statement covering the resale of the common stock no later than 45 days from the closing of the Offering and to have such registration statement declared effective no later than 180 days from filing of the registration statement.  If we do not timely file the registration statement, cause it to be declared effective by the required date, or maintain the filing, then each Purchaser in the offering will be entitled to liquidated damages equal to 1% of the aggregate purchase price paid by such Purchaser for the securities, and an additional 1% for each month that we do not file the registration statement, cause it to be declared effective, of fail to maintain the filing (subject to a maximum penalty of 10% of the aggregate purchase price).  The Offering closed on August 16, 2010.  The Company has not filed an initial registration statement and began accruing liquidating damages from October 1, 2010.  Registration penalties totaled $150,122 and $75,061 for the six and three months ended March 31, 2011, respectively.

On October 28, 2010, the Company began offering under a Private Placement Memorandum up to 6,000,000 shares of its common stock at an offering price of $0.75 per share. Purchasers in this Offering were granted registration rights under the Securities Act with respect to the shares of common stock under the terms of a registration rights agreement (the “Registration Rights Agreement”) executed in connection with the closing of the Offering. Pursuant to the Registration Rights Agreements, the Company will file a Registration Statement with the SEC registering for resale all of such shares within 30 days of the closing of the Offering. The Company further agrees to use its reasonable best efforts to have the Registration Statement declared effective within 120 days of its initial filing date.

In the event the Company is unable to file a Registration Statement covering the Registrable Securities within 30 days following the closing of the Offering, or if the Company is unable to have the Registration Statement declared effective within 120 days of its initial filing date, then as liquidated damages the Company will grant each stockholder a warrant to purchase the aggregate number of shares purchased in the private offering at a strike price of $0.50 per share. The Offering closed on February 10, 2011. The Company had not filed a registration statement as required and issued 623,400 warrants to the investors in March 2011.

NOTE 9 – EMPLOYMENT AGREEMENTS

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

Mr. Hadsall signed an agreement to keep certain information confidential and not compete with or solicit from our company for a period of time

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

On March 21, 2011, we provided written notice to our Mr. Joseph Connell, that his employment with our company pursuant to his Employment Agreement was terminated for “Cause”. Our obligations under the Employment Agreement are limited to the payment of accrued and unpaid salary through the date of his termination and any earned but not yet paid bonus from the prior fiscal year.

NOTE 10 – LEGAL PROCEEDINGS

On February 28, 2011, our board of directors, Mr. Randall McCoy (the Company’s CEO), and our company (collectively the “Plaintiffs”) filed an amended complaint in the Eighth Judicial District Court of Nevada (Case No. A-11-634976-C) against Joseph Connell, our former President. The Plaintiffs in the amended complaint are requesting declaratory relief from certain allegations Mr. Connell has made in relation to partnership claims with Mr. McCoy, board membership, and stock ownership in our company. Mr. Connell has requested that the case be removed to federal court in Nevada and has requested that our complaint be dismissed for lack of jurisdiction. The case is pending.

On March 11, 2011, Mr. Connell filed a complaint in the Supreme Court of the State of New York (Index No. 103007/11) against Mr. McCoy, the Company, Joseph Rubinfeld, John Weber and Craig Eagle. The complaint alleges, among other things, that Mr. Connell is entitled to 50% of Mr. McCoy’s stock in our company. The complaint requests an accounting from us and requests that we be enjoined from transferring title to Mr. McCoy’s shares. We intend to move to dismiss the complaint because the Nevada case concerns the same matters and was filed first, and to dismiss based on lack of jurisdiction and failure to state a claim against the Company. The case is pending.

NOTE 11 - SUBSEQUENT EVENTS

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

Overview

We intend to develop and commercialize a potentially lifesaving technology by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for certain clinical diagnoses. To this end, we have entered into an agreement with Lonza Walkersville, Inc. (“Lonza”) for the exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (“FDA”) for the commercial sale of several products. These products are aimed at the treatment of burns, chronic wounds and a variety of plastic surgical procedures. In the United States market alone, the company estimates the potential markets for severe burns and chronic skin wounds is in excess of $7 billion.

Lonza is a supplier to the pharmaceutical, healthcare and life science industries. Lonza produces and supports active pharmaceutical ingredients both chemically as well as biotechnologically. We paid Lonza $3 million for this license.

The first product, PermaDermTM is the only tissue-engineered skin prepared from autologous (patient’s own) skin cells. It is a combination of cultured epithelium with a collagen-fibroblast implant that produces a skin substitute that contains both epidermal and dermal components. This model has been shown in preclinical studies to generate a functional skin barrier and in clinical studies to promote closure and healing of burns. Critically, we believe self-to-self skin grafts for permanent skin tissue are not rejected by the immune system of the patient, unlike with porcine or cadaver grafts in which rejection is an important possibility. PermaDermTM has been designated as a Humanitarian Use Device (HUD) by FDA for treatment of burns. We intend to apply to the FDA sometime this year for an Orphan Product Approval (Pediatric) for PermaDermTM. If received this would allow us to sell the product in certain defined markets. The U. S. market that is actively being pursued is for treatment of severe burns which is currently estimated at $3 billion.

The second product is anticipated to be, TempraDermTM. TempraDermTM uses cells obtained from human donors to allow the development of banks of cryopreserved (frozen) cells to provide a continuous supply of skin substitutes. This product has applications in the treatment of chronic skin wounds such as diabetic ulcers, decubitus ulcers and venous stasis ulcers. These U.S. markets are estimated to total more than $7 billion annually. This product is in the early development stage.

Beyond these defined markets, the technology has application in various other areas. The market for use in plastic and reconstructive surgery is estimated to be in excess of $1 billion. Toxicology testing and skin research is another potential market which has yet to be fully evaluated.

The deal with Lonza contemplates that, upon receipt of the full FDA approval, in the second stage of the transaction, we will execute a Stock Purchase Agreement pursuant to which we will purchase all of the outstanding stock of Cutanogen Corporation (“Cutanogen”) from Lonza for an additional purchase price of $2 million. Cutanogen holds certain patents (“Cutanogen Patents”) and exclusive licenses (the “Cutanogen Licenses”) to patent rights (“Patent Rights”) owned by The Regents of the University of California and the University of Cincinnati and the Shriners Hospital for Children related to the commercialization of PermaDermTM. Upon our acquisition of Cutanogen, we will obtain beneficial use of the Cutanogen Licenses. The beneficial use will extend globally.

Included in the initial payment made under the Know-How License Agreement is assistance from Lonza to seek approval from the FDA to enable the commercial sale of PermaDermTM in the U.S., and later for approval in foreign jurisdictions for commercial sale of PermaDermTM throughout the world. We intend to create and implement a strategy to conduct human clinical trials and to assemble and present the relevant information and data in order to obtain the necessary approvals for PermaDermTM and possible related products.

When Lonza acquired Cutanogen, it inherited milestone payment obligations to the former Cutanogen shareholders in the total amount of up to $4.8 million. These payments are owed as PermaDermTM is moved through the FDA approval process. As a result, our deal with Lonza will ultimately include paying those milestones plus the $2 million to Lonza.

The table below sets forth the milestone payments we will be required to expend to acquire the Cutanogen Licenses for commercialization.

Milestone	Regenicin to pay to Lonza	Lonza to pay Cutanogen	Service provided or rights transfer
Initial Payment 31st July 2010	$3,000,000	NA	Contract for knowhow license and exclusive ability to purchase Cutanogen Corporation
Submission Orphan application (pediatric)	$650,000	$650,000	Milestone payment to Cutanogen
Orphan approval (pediatric)	$650,000	$650,000	Milestone payment to Cutanogen
First commercial sale	$1,000,000	$1,000,000	Milestone payment to Cutanogen
Submission of BLA application (Adult)	$1,000,000	$1,000,000	Milestone payment to Cutanogen
Approval of BLA: New Biologic Approval (Adult);	$1,500,000	$1,500,000	Milestone payment to Cutanogen
Full approval (NBA)	$2,000,000		Transfer of global licenses, know-how and patent rights to Regenicin. Pay Lonza for Cutanogen milestone payments

On March 14, 2011, Lonza received a letter from the Food and Drug Administration (FDA) explaining that PermaDermTM has been designated as a combination product. A combination product is comprised of two or more regulated components which, in the case of PermaDermTM, include a biologic component and a drug component. The FDA based their determination on the fact that PermaDermTM consists in part of autologus skin cells (specifically epidermal keratinocltes and dermal fibroblasts), which are biological product components and Chondroitin-6-Sulfate (C-6-S) which is a drug component. C-6-S is a critical part of PermaDermTM as it helps support the collagen matrix on which the engineered skin is grown.

The FDA assigned the Center for Biologics Evaluation and Research (CBER) as the lead agency center for premarket review and regulation based on CBER's expertise in evaluating the most significant safety and effectiveness questions presented by a combination product.

Now that we have this designation, an Investigational New Drug application (IND) can be made to the FDA in order to launch the first clinical trials for adults, a major step for achieving pre-market approval by the FDA. This designation also provides guidance on proceeding with the orphan pediatric marketing application. The initial trials will contain 10 patients, both male and female, between the ages of 18 and 40, who suffer full thickness burns. These trials and future trials are planned to take place at the United States Army Institute of Surgical Research at Fort Sam Houston and at a second site that is still to be determined.

It is unknown at this time what effect this designation will have on the costs and timeline of the FDA application, but we expect that approval under this designation will provide added benefits in the market place to the product.

We will be requesting a meeting with the FDA shortly to establish an agreed upon path to product approval. This is the second step companies normally take to ensure that they have agreement with the FDA on the task and the information the FDA requires to determine that the product is safe and efficacious. While the timing of getting approval to treat patients is not clear, we believe we will be granted the right to treat patients in a few months because of the experience already gained from earlier trials of pediatric patients.

The FDA typically says it can take around 7 to 15 years to get a product approved. We believe, however, this approval time will be substantially reduced because of the existing experience of PermaDermTM in early humanitarian treatments. We thus hope to have an NBA in as little as two years.

Results of Operations for the Three and Six Months Ended March 31, 2011

We have generated no revenues since the inception of the Company. We do not expect to generate revenues until we are able to obtain FDA approval of PermaDerm™, and thereafter acquire the license rights to sell products associated with that technology.

We incurred operating expenses of $1,590,585 for the three months ended March 31, 2011, compared with operating expenses of $2,000 for the three months ended March 31, 2010. We incurred operating expenses of $2,359,846 for the six months ended March 31, 2011, compared with operating expenses of $4,000 for the six months ended March 31, 2010. Our operating expenses in 2010, consisting of professional fees, were incurred primarily to enable us to satisfy the requirements of a reporting company. Our operating expenses increased dramatically in 2011 as a result of ramping up operations in connection with our tissue-engineered skin substitutes business and consisted mainly of the following for the six and three months ended March 31, 2011:

Operating Expense	Six Months Ended March 31, 2011	Three Months Ended March 31, 2011
Computer Expenses	$4,015	$0
Consulting and Computer Support	$895,879	$723,703
Employee Benefits	$18,093	$12,764
Insurance	$49,491	$22,869
Office Expenses and Misc.	$22,275	$8,775
Legal and Accounting	$388,438	$288,240
Public Relations and Marketing Support	$202,942	$42,125
Lonza Fees	$183,687	$183,687

Salaries and Wages	$376,675	$212,092
Travel	$68,229	$21,269
Registration Penalty	$150,122	$75,061

We incurred stock based compensation of $855,991 and $743,491 for the six and three months ended March 31, 2011 from the issuance of common stock, warrants and options to our directors and third party consultants. Such amounts are included above under consulting. Our other expenses for the six and three months ended March 31, 2011 consisted of interest expense incurred under the terms of notes payable.

We incurred a net loss of $1,590,585 for the three months ended March 31, 2011, as compared with a net loss of $2,000 for the three months ended March, 31, 2010. We incurred a net loss of $2,363,899 for the six months ended March 31, 2011, as compared with a net loss of $4,000 for the six months ended March, 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had total current assets of $24,723 and total assets in the amount of $3,007,500. Our total current liabilities as of March 31, 2011 were $1,433,860. We had a working capital deficit of $1,409,137 as of March 31, 2011. Our cash was $24,723 as of March 31, 2011.

Operating activities used $758,825 in cash for the six months ended March 31, 2011. The decrease in cash was primarily attributable to funding the loss for the period.

Financing activities provided $778,984 for the six months ended March 31, 2011 and consisted of $467,550 in proceeds from the sale of common stock, $115,000 in proceeds from notes payable, $187,211 in advances from related parties, and $85,000 in loans payable, offset by $75,777 in expenses related to the sale of our stock.

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

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of approximately $3.4 million for the period September 6, 2007 (inception date) through March 31, 2011, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Aside from what follows, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

On February 28, 2011, our board of directors, Mr. Randall McCoy, and our company (collectively the “Plaintiffs”) filed an amended complaint in the Eighth Judicial District Court of Nevada (Case No. A-11-634976-C) against Joseph Connell, our former President. The Plaintiffs in the amended complaint are requesting declaratory relief from certain allegations Mr. Connell has made in relation to partnership claims with Mr. McCoy, board membership, and stock ownership in our company. Mr. Connell has requested that the case be removed to federal court in Nevada and has requested that our complaint be dismissed for lack of jurisdiction. The case is pending.

On March 11, 2011, Mr. Connell filed a complaint in the Supreme Court of the State of New York (Index No. 103007/11) against Mr. Mccoy, Regenicin, Inc., Joseph Rubinfeld, John Weber and Craig Eagle. The complaint alleges, among other things, that Mr. Connell is entitled to 50% of Mr. McCoy’s stock in our company. The complaint requests an accounting from us and requests that we be enjoined from transferring title to Mr. McCoy’s shares. We intend to move to dismiss the complaint because the Nevada case concerns the same matters and was filed first, and to dismiss based on lack of jurisdiction and failure to state a claim against the company. The case is pending.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2010, we commenced an offering under a Private Placement Memorandum of up to 6,000,000 shares of our common stock at an offering price of $0.75 per share. For the period October 28, 2010 through February 10, 2011, we sold 623,400 shares of common stock and received gross proceeds of $467,550.

On March 3, 2011, we issued 390,000 shares valued at $247,975 to consultants for services rendered.

In March 2011, we issued one year warrants to purchase 623,400 shares of our common stock at a strike price of $0.50 per share to investors in a prior offering as liquidated damages for failing to register their shares with the Securities and Exchange Commission.

In January and March 2011, we issued warrants to purchase 1,676,667 shares of common stock to various consultants at exercise prices ranging from $0.10 to $1.50 per share.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     (Removed and Reserved)

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regenicin, Inc.

Date:	May 23, 2011

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director