Form 10-Q
period 2011-06-30
Regenicin, Inc.
filed 2011-08-15
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 88,236,324 as of April 30, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of June 30, 2011 (unaudited) and September 30, 2010 (audited);
F-2	Statements of Operations for the nine and three months ended June 30, 2011 and 2010 and period from September 6, 2007 (Inception) to June 30, 2011 (unaudited);
F-3	Statements of Cash Flows for the nine months ended June 30, 2011 and 2010 and period from September 6, 2007 (Inception) to June 30, 2011 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC.

(A Development Stage company)

BALANCE SHEETS

	June 30,	September 30,
ASSETS	2011	2010
CURRENT ASSETS	(Unaudited)
Cash	$51,088	$4,564
Prepaid expenses and other current assets	118,988	25,970

Total current assets	170,076	30,534

Intangible assets	3,007,500	3,007,500

Total assets	$3,177,576	$3,038,034

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$655,208	$221,762
Accrued expenses	354,077	138,985
Loans payable	10,000	—
Note payable	—	150,000
Due to related party	2,000	318,789

Total current liabilities	1,021,285	829,536

Total liabilities	1,021,285	829,536

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value 4,500,000 shares authorized; none outstanding	-	-
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized 1,330,000 and -0- issued and outstanding	1,330	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 88,236,324 and 86,406,257 issued 83,807,964 and 86,406,257 outstanding	88,237	86,407
Additional paid-in capital	7,565,596	3,116,841
Deficit accumulated during development stage	(5,494,444)	(994,750)
Less: treasury stock; 4,428,360 shares at par	(4,428)	—

Total stockholders' equity	2,156,291	2,208,498

Total liabilities and stockholders' equity	$3,177,576	$3,038,034

See Notes to Financial Statements.

 REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF OPERATIONS

			September 6, 2007
	Nine Months	Nine Months	(Inception Date)	Three Months	Three Months
	Ended	Ended	Through	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$—	$—

Operating expenses
General and administrative	2,261,061	6,000	2,999,705	757,206	2,000
Stock based compensation - general and administrative	899,314	—	899,314	43,323	—

Total operating expenses	3,160,375	6,000	3,899,019	800,529	2,000

Loss from operations	(3,160,375)	(6,000)	(3,899,019)	(800,529)	(2,000)

Other Income (Expenses)
Interest expense, including amortization of beneficial conversion feature	(6,875)	—	(262,981)	(2,822)	—

Total Other Income (Expenses)	(6,875)	—	(262,981)	(2,822)	—

Net loss	(3,167,250)	(6,000)	(4,162,000)	(803,351)	(2,000)

Preferred stock dividends	(1,332,444)	—	(1,332,444)	(1,332,444)	—

Net loss attibutable to common stockholders	$(4,499,694)	$(6,000)	$(5,494,444)	$(2,135,795)	$(2,000)

Basic and diluted loss per share:	$(0.05)	$0.00		$(0.03)	$0.00

Weighted average number of shares outstanding
Basic and diluted	85,022,991	73,100,000		83,807,964	73,100,000

See Notes to Financial Statements.

 REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF CASH FLOWS

			September 6, 2007
	Nine Months	Nine Months	(Inception Date)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,499,694)	$(6,000)	$(5,494,444)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of beneficial conversion feature	—	—	251,214
Stock based compensation	899,314	—	899,314
Preferred stock dividends	1,332,444	—	1,332,444
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(93,018)	—	(118,988)
Accounts payable	433,446	—	655,208
Accrued expenses	212,648	—	355,275

Net cash used in operating activities	(1,714,860)	(6,000)	(2,119,977)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	—	—	(3,007,500)

Net cash used in investing activities	—	—	(3,007,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	467,550	—	3,012,575
Proceeds from the sale of Series A convertible preferred stock	1,165,000	—	1,165,000
Payments of expenses relating to the sale of common stock	(75,777)	—	(444,910)
Payment of expenses relating to the sale of Series A convertible preferred stock	(9,600)	—	(9,600)
Proceeds from the issuance of notes payable	115,000	—	1,015,000
Repayments of notes payable	(235,000)	—	(235,000)
Proceeds from advances from related party	189,211	—	508,000
Proceeds from loans payable	145,000	—	145,000
Proceeds from advances from officer	—	6,000	22,500

Net cash provided by financing activities	1,761,384	6,000	5,178,565

INCREASE IN CASH	46,524	—	51,088

CASH - BEGINNING OF PERIOD	4,564	—	—

CASH - END OF PERIOD	$51,088	$—	$51,088

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,875	$—

Non-cash activities:
Issuance of common stock for the conversion of amounts owed to related party	$506,000	$—

Conversion of notes payable into Series A convertible preferred stock	$165,000	$—

Treasury stock	$4,428	$—

See Notes to Financial Statements.

REGENICIN, INC.

NOTES TO THE FINANCIAL STATEMENTS

(A Development Stage Company)

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Regenicin, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010, as filed with the Securities and Exchange Commission.

Going Concern:

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $5.5 million for the period September 6, 2007 (inception date) through June 30, 2011, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of June 30,
	2011	2010
Options	5,542,688	-0-
Warrants	2,300,067	-0-
Convertible Preferred Stock	13,300,000	-0-

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

We review our intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges. We did not record any impairment charges in the nine months ended June 30, 2011.

NOTE 5 – LOANS PAYABLE

In February 2011, certain investors have advanced a total of $85,000. These loans do not bear interest and are due on demand. In June 2011, the Company repaid $75,000 of the advances from the proceeds of the Preferred Stock Offering.

NOTE 6 – NOTE PAYABLE

On August 2, 2010, the Company issued a $150,000 demand promissory note (the “Demand Note”) to NPNC Management, LLC (“NPNC”), a company whose principals also represent the Company as securities counsel.  The Demand Note bore interest at 5% per annum.

In March 2011, the Company executed a Promissory Note and Security Agreement (the “Note”) with NPNC and three of the Company’s directors, Craig Eagle, Joseph Rubinfeld, and John Weber for $265,000. Mr. Eagle, Mr. Rubinfeld, and Mr. Weber contributed $80,000 and NPNC agreed to contribute the remaining $185,000 of the loan of which $150,000 was previously borrowed and represented by the existing Demand Note and the balance of $35,000 in new funding.

The Note accrued interest at 5% per annum. The Note, together with all accrued interest, was due and payable by June 14, 2011. In June 2011, the Note was repaid with interest from the proceeds of the Preferred Stock Offering.

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

For the nine and three months ended June 30, 2011 and 2010, the Company did not incur any fees to TBG.

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

Series A Convertible Preferred Stock:

In June 2011, the Company issued 1,330,000 shares of newly designated Series A Convertible Preferred Stock (“Series A Preferred”) and 665,000 Warrants in a private placement, The gross purchase price of the units sold was $1,330,000 of which $105,000 was from loans from certain investors that were converted and $60,000 of cash advances from TBG for the payment of certain operating expenses. In July 2011, the Company issued an additional 15,000 Series A convertible preferred stock and 7,500 Warrants.

The Company has accounted for the value of the Warrants in accordance with ASC Topic 470, whereby the Company separately measured the fair value of the Series A Preferred and the Warrant and allocated the total proceeds in accordance with their relative fair value at the time of issuance. The Company valued the warrant at $50,078 utilizing a Black-Scholes option pricing model with the following assumptions:  share price: $0.21; exercise price: $0.15; expected volatility: 26.22%; risk-free rate: .66%; expected term: 3.5 years. The value of the Warrants was recorded as a deemed dividend.

The expected life is the number of years that the Company estimates, based upon history, that the Warrants will be outstanding prior to exercise or forfeiture. Expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin No. 107. The stock volatility factor is based on the Nasdaq Biotechnology Index. The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these options were issued.

In addition, in accordance with the provisions of ASC Topic 470, the Company allocated a portion of the proceeds received to the beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the Series A Preferred and the fair value of the underlying common stock on the date the convertible preferred stock was issued. The discount resulting from the beneficial conversion feature was recorded as a deemed dividend in the amount of $1,279,922.

The Series A Preferred pay a dividend of 8% per annum on the stated value and the holders do not vote separately as a class (but do vote on an “as-converted” to common stock basis) and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company’s common stock at the rate of 10 for 1. The dividends are cumulative commencing on the issue date whether or not declared.  For both the nine and three months ended June 30, 2011, dividends totaled $2,444.

For both the nine and three months ended June 30, 2011, dividends and deemed dividends totaled $1,332,444. At June 30, 2011, dividends payable total $2,444 and are included in accrued expenses.

Common Stock Issuances:

Private Placement

On October 28, 2010, the Company began offering under a Private Placement Memorandum up to 6,000,000 shares of its common stock at an offering price of $0.75 per share.  Offering expenses are estimated to be equal to 10% of the offering price.  For the period October 28, 2010 through August 12, 2011, the Company sold 623,400 shares of common stock and received gross proceeds of $467,550.  Expenses related to the offering totaled $75,777 and were offset against additional paid-in capital.

TBG

Effective December 30, 2010, TBG accepted 666,667 shares of common stock in exchange for all monies owed TBG to date (approximately $506,000).

Services Rendered

On November 22, 2010, the Company issued 150,000 shares for consulting services rendered.  The shares were valued at $112,500.

In February and March 2011, the Company issued 390,000 shares for consulting services rendered.  The shares were valued at $247,975.

Stock compensation expense related to the shares totaled $360,475 and $0 for the nine and three months ended June 30, 2011, respectively.

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

In addition, the Company approved the issuance of 2,000,000 options to a consultant at an exercise price is $0.46 per share, The options vested immediately and expire in November 2015. The Company valued the options utilizing a Black-Scholes option pricing model with the following assumptions:  share price: $0.57; exercise price: $0.46; expected volatility: 27.77%; risk-free rate: 0.72%; expected term: 3 years.

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

Stock compensation expense related to the options totaled $421,637 and $43,323 for the nine and three months ended June 30, 2011.

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

Stock compensation expense related to the warrants totaled $117,202 and $0 for the nine and three months ended June 30, 2011.

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

The expected life is the number of years that the Company estimates, based upon history, that warrants will be outstanding prior to exercise or forfeiture. Expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin No. 107. The stock volatility factor is based on the Nasdaq Biotechnology Index. The Company did not use the volatility rate for Company Common Stock as the Company Common Stock had not been trading for the sufficient length of time to accurately compute its volatility when these options were issued.

Registration Penalties:

On August 16, 2010, we sold 4,035,524 shares of our common stock as part of a Securities Purchase Agreement with certain accredited investors (the “Purchasers”) pursuant to the closing of our Private Placement Offering (the “Offering”).

Pursuant to a Registration Rights Agreement that accompanies the Securities Purchase Agreement, we agreed to file an initial registration statement covering the resale of the common stock no later than 45 days from the closing of the Offering and to have such registration statement declared effective no later than 180 days from filing of the registration statement.  If we do not timely file the registration statement, cause it to be declared effective by the required date, or maintain the filing, then each Purchaser in the offering will be entitled to liquidated damages equal to 1% of the aggregate purchase price paid by such Purchaser for the securities, and an additional 1% for each month that we do not file the registration statement, cause it to be declared effective, of fail to maintain the filing (subject to a maximum penalty of 10% of the aggregate purchase price).  The Offering closed on August 16, 2010.  The Company has not filed an initial registration statement and began accruing liquidating damages from October 1, 2010.  Registration penalties totaled $225,183 and $75,061 for the nine and three months ended June 30, 2011, respectively.

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

NOTE 10 – LEGAL PROCEEDINGS

On February 28, 2011, the Company’s board of directors, Mr. Randall McCoy, and our company (collectively the “Plaintiffs”) filed an amended complaint in the Eighth Judicial District Court of Nevada (Case No. A-11-634976-C) against Joseph Connell, the Company’s former President. The Plaintiffs in the amended complaint requesting declaratory relief from certain allegations Mr. Connell has made in relation to partnership claims with Mr. McCoy, board membership, and stock ownership in the Company. Mr. Connell has requested that the case be removed to federal court in Nevada and has requested that the amended complaint be dismissed for lack of jurisdiction.

On March 11, 2011, Mr. Connell filed a complaint in the Supreme Court of the State of New York (Index No. 103007/11) against Mr. Mccoy, the Company, Joseph Rubinfeld, John Weber and Craig Eagle. The complaint alleges, among other things, that Mr. Connell is entitled to 50% of Mr. McCoy’s stock in the Company. The complaint requests an accounting from the Company and requests that the Company be enjoined from transferring title to Mr. McCoy’s shares.

On June 8, 2011, an agreement was reached (the “Agreement”) to dismiss the members of the Company’s board of directors (excluding Mr. McCoy) and the Company from the case currently pending in the United States District Court for the Southern District of New York. As part of this Agreement, the Company also agreed to dismiss its action originally brought against Mr. Connell in the United States District Court for the District of Nevada.

The dispute will continue involving only Mr. Connell and Mr. McCoy as parties in the action pending in the United States District Court for the Southern District of New York. Mr. McCoy has agreed to lock-up 25,000,000 of his personal shares pending the outcome of the case.

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

Overview

We intend to develop and commercialize a potentially lifesaving technology by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for certain clinical diagnoses. To this end, we have entered into an agreement to purchase stock of Cutanogen Corporation (“Cutanogen”) from Lonza Walkersville, Inc. (“Lonza”) (See Lonza Transaction below) and for the exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (“FDA”) for the commercial sale of several products. These products are aimed at the treatment of burns, chronic wounds and a variety of plastic and reconstructive surgical procedures. In the United States market alone, the company estimates the potential markets for severe burns and chronic skin wounds is in excess of $7 billion.

The first product, PermaDermTM is the only tissue-engineered skin prepared from autologous (patient’s own) skin cells. It is a combination of cultured epithelium with a collagen-fibroblast implant that produces a skin substitute that contains both epidermal and dermal components. This model has been shown in preclinical studies to generate a functional skin barrier and in clinical studies to promote closure and healing of burns. Critically, we believe self-to-self skin grafts for permanent skin tissue are not rejected by the immune system of the patient, unlike with porcine or cadaver grafts in which immune system rejection is an important possibility. PermaDermTM was initially designated as an Orphan Device by the FDA for treatment of burns. We intend to apply to the FDA sometime this year for an Orphan designation as a biologic (Pediatric) for PermaDermTM. If received this would allow us to move forward to gain a Biological License Application Approval which would allow Regenicin to sell PermaDermTM in certain defined Pediatric markets. The U. S. market that is actively being pursued is for treatment of severe burns which is currently estimated at $3 billion. (See PermaDermTM Development)

The second product is anticipated to be, TempaDermTM. TempaDermTM uses cells obtained from human donors to allow the development of banks of cryopreserved (frozen) cells and cultured skin substitute to provide a continuous supply of non-allogenic skin substitutes. This product has applications in the treatment of chronic skin wounds such as diabetic ulcers, decubitus ulcers and venous stasis ulcers. These U.S. markets are estimated to total more than $7 billion annually. This product is in the early development stage and does not have FDA approval. (See TempaDermTM Development)

We believe the technology has many different uses beyond the burn indication. The other uses include chronic wounds, reconstructive surgery and the individual components of the PermaDerm™ technology such as tendon wraps made of collagen or temporary coverings to protect the patients from infections while waiting for PermaDerm™. The collagen technology used for PermaDerm™ is a wide-open field in wound healing and uses such as stem cell grafting substrates. It is important to know that all of these above are products by themselves regardless of whether PermaDerm™ is approved for burns. We could pursue any or all of them independently if financing permitted. Even if PermaDerm™ was not approved for burn treatments it could be approved for chronic wounds or reconstruction.

We will need to raise capital to fund benchmark payments agreed to under the Lonza agreement. Upon receipt of Orphan Product BLA Approval (Pediatric), we will initiate sales with manufacturing performed by Lonza (See Lonza Transaction below). We hope to initiate clinical trials before year end with final submission to the FDA for approval for PermaDermTM anticipated by 2013.

Lonza Transaction

We have entered into an agreement with Lonza Walkersville, Inc. (“Lonza”) for the exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (“FDA”) for the commercial sale of engineered skin substitute products. Lonza is a supplier to the pharmaceutical, healthcare and life science industries. Lonza produces and supports active pharmaceutical ingredients both chemically as well as biotechnologically. We paid Lonza $3 million for this license.

The Agreement

The agreement with Lonza contemplates that, upon receipt of the full FDA approval, in the second stage of the transaction, we will execute a Stock Purchase Agreement pursuant to which we will purchase all of the outstanding stock of Cutanogen from Lonza for an additional purchase price of $2 million. Cutanogen holds certain patents (“Cutanogen Patents”) and exclusive licenses (the “Cutanogen Licenses”) to patent rights (“Patent Rights”) owned by The Regents of the University of California and the University of Cincinnati and the Shriners Hospital for Children related to the commercialization of PermaDermTM. Upon our acquisition of Cutanogen, we will obtain beneficial use of the Cutanogen Licenses. The beneficial use will extend globally.

Included in the initial payment made under the Know-How License Agreement is assistance from Lonza to seek approval from the FDA to enable the commercial sale of PermaDermTM in the U.S., and later for approval in foreign jurisdictions for commercial sale of PermaDermTM throughout the world. We intend to create and implement a strategy to conduct human clinical trials and to assemble and present the relevant information and data in order to obtain the necessary BLA approvals for PermaDermTM and possible related products.

When Lonza acquired Cutanogen, it inherited milestone payment obligations to the former Cutanogen shareholders in the total amount of up to $4.8 million. These payments are owed as PermaDermTM is moved through the FDA approval process. As a result, our deal with Lonza will ultimately include paying those milestones plus the $2 million to Lonza.

The table below sets forth the milestone payments we will be required to expend to acquire the Cutanogen Licenses for commercialization.

Milestone	Regenicin to pay to Lonza	Lonza to pay Cutanogen	Service provided or rights transfer
Initial Payment 31st July 2010	$3,000,000	NA	Contract for know how license and exclusive ability to purchase Cutanogen Corporation
Submission Orphan application (pediatric)	$650,000	$650,000	Milestone payment to Cutanogen
Orphan approval (pediatric)	$650,000	$650,000	Milestone payment to Cutanogen
First commercial sale	$1,000,000	$1,000,000	Milestone payment to Cutanogen
Submission of BLA application (Adult)	$1,000,000	$1,000,000	Milestone payment to Cutanogen
Approval of BLA: New Biologic Approval (NBA) (Adult);	$1,500,000	$1,500,000	Milestone payment to Cutanogen
Full approval (NBA)	$2,000,000		Transfer of global licenses, know-how and patent rights to Regenicin

Obligations under the Agreement

Lonza’s obligations under the agreement include the following: provide Know How (information in support of a clinical trial for PermaDerm™, including, without limitation, information relating to product specifications, manufacturing, testing, facilities, etc); and monitor prosecution and maintenance of patent rights and maintain the licenses under agreement relating to PermaDerm™.

Our obligations under the agreement include the following: reimburse Lonza for transferring Know-How; conduct pre-clinical and clinical trials; apply for and obtain approval from the FDA for commercial sales of PermaDerm™; and reimburse Lonza for monitoring prosecution of patent rights and for maintaining the licenses under agreement relating to PermaDerm™.

We are also obligated to pay Lonza 33% of the grant monies related to the clinical trial and commercialization of PermaDerm™.

DOD Grant

The U.S. Department of Defense has awarded to Lonza more than $16.9 million in funding for the development and commercialization of PermaDermTM for the treatment of severe burns among U.S. troops and civilians. PermaDermTM has already been used to treat more than 150 pediatric catastrophic burn victims through an Investigation Device Exemption (IDE) issued by the FDA. Management believes that there has been enough data captured in this catastrophic burns group to pursue Orphan product approval. Submission for approval will take place in the near future when we are able to include the data. Further proposals are that a pivotal trial of 40 patients, both male and female, between ages 18 and 60 having suffered full thickness burns be initiated shortly. The objective of the trial is to obtain Biological License Application (BLA) approval for adults and children.

The government grant received by Lonza Walkersville reduces our cost to get the product approved through the FDA. The contract awarded to Lonza covers two-thirds of the fees that we would typically be expected to pay for product development and clinical supplies. However, the DOD contract for $16.9 million is not only for PermaDermTM development and clinical supplies; there are additional items in the contract for which Regenicin is not involved. These additional items include capital improvements, additional clinical sites, travel and administrative expenses, among others.

Once the full FDA approval is achieved and we acquire Cutanogen, Lonza will serve as our exclusive manufacturer and distributor and will be compensated for manufacturing.

Dispute regarding DOD Grant

There was a dispute between us and Lonza about payment. Lonza had billed us from November 30, 2010 to May 31, 2011 for what it believes it was owed under the Agreement. The Company contends, however, that there was an overpayment in the original $3,000,000 that we already paid to Lonza, and this balance was to be applied to future invoices for amounts due by us under the Agreement.

In order to avoid a conflict with an important contractual partner in the pursuit of our business model, however, we have decided to pay Lonza the invoices in full. We therefore wired Lonza the amount billed to clear the balance, and have reserved our right to review the matter with Lonza at a later date.

Performance Evaluation

Our performance and compliance with the agreement will be evaluated by the ability to move the PermaDermTM candidate through the FDA approval path. If PermaDermTM does not get approved then Lonza will not get paid the final $2 million agreement under the Stock Purchase Agreement and Cutanogen will not receive all milestone payments.

Manufacturing & Distribution

In the second stage of the Lonza Transaction, it is anticipated that we will sign a Manufacturing Agreement and a Distribution Agreement with Lonza, pursuant to which we will appoint Lonza as our exclusive manufacturer and distribution agent, respectively, for PermaDermTM and Lonza will share in our product revenue. Because Lonza will retain such exclusive manufacturing and distribution rights, we believe that maintaining a good working relationship with Lonza will be critical for the success of our business.

A cGMP (Current Good Manufacturing Practices) facility contract manufacturer operated by Lonza, one of the world’s leading suppliers to the pharmaceutical, healthcare and life science industries and the largest cell therapy manufacturer in the world, will be our exclusive manufacturing partner for PermaDermTM, TempaDermTM and other related products. FDA approval requires that manufacturers be cGMPs. It is anticipated that manufacturing will take place in the United States (Maryland). Lonza also has facilities in Belgium and Singapore that could be qualified to also manufacture product. Products will be shipped directly by Lonza to treating physicians.

FDA Approval Process

On March 14, 2011, Lonza received a letter from the Food and Drug Administration (FDA) explaining that PermaDermTM has been designated as a combination product. A combination product is comprised of two or more regulated components which, in the case of PermaDermTM, include a biologic component and a drug component. The FDA based their determination on the fact that PermaDermTM consists in part of autologus skin cells (specifically epidermal keratinocltes and dermal fibroblasts), which are biological product components and Chondroitin-6-Sulfate (C-6-S) which they consider a drug component. C-6-S is a critical part of PermaDermTM processing. C-6-S is used in the preparation of the collagen matrix on which the engineered skin is grown.

It should be noted that Lonza filed the application for PermaDermTM under the Medical Device category because the other current skin products used for catastrophic burn are presently being marketed as medical devices. However, due to the fact that PermaDermTM is considered by the FDA to be the only permanent closing skin product for catastrophic burns, the FDA believes PermaDermTM should be classified as a Biologic and because we use C-6-S in our processing PermaDermTM should have a drug component. We were quite pleased that the FDA took the position that the application should be filed under the Biologics/Drug category.

This designation was not viewed as a disagreement with us, but a departure from past practice of putting skin products used for treating burns in the Medical Device category. Being designated as Biologics/Drug is actually very beneficial to us because it shows PermaDermTM to be uniquely different from other products used to treat catastrophic burns. Because PermaDermTM uses a chemical in its processing that affects the cells in the body, it is considered a drug. It is considered a Biologic because it contains no synthetic components. PermaDermTM is the only human permanent skin covering of natural cells whereas other products on the market may have synthetic components or animal components in an attempt to trigger skin growth to provide a covering.

The procedure for obtaining FDA approval of product in the Biologics category better resembles that of products in the Medical Device category; the steps are relatively the same but they typically do not require multiple phases of clinical trials that are required for products with Drug designations. A Drug designation requires a new drug application (NDA) and a biologics designation requires a biological license application (BLA). For NDA, there are additional testing requirements, including pharmacokinetics and pharmacodynamcis, dose ranging studies, dose escalation studies, and teratology (how it affects offspring), which do not normally have to be performed for a BLA.

We believe that having a Biologics designation will be easier to process with the FDA than a Medical Device category would. We will be dealing with the Biologics group at the FDA (CBER) -- a group that has a better grasp at understanding cell growth, cultures, and other particulars of cell biology -- than the personnel in the Medical Device group. This familiarity with the underlying science behind PermaDermTM should be an advantage in the approval process.

As to the Orphan product approval, we believe that the cost will be minimal, not to exceed $100,000. We believe that there is sufficient data from the 100+ patients already studied to satisfy the FDA that the product is safe, so no further expenses will be required on that front. In a conference call, the FDA informed Lonza that it only required two more tests of the product grown in Walkersville on mice to demonstrate the product was similar to the product grown previously in Cincinnati. The FDA stated thatt hese mouse studies would help demonstrate that the technology was successfully transferred from the laboratory to a fully compliant cGMP facility. These two final tests will take place in Lonza’s laboratory in Maryland where the product will be manufactured and then transported to an animal testing facility where the product will be grafted into mice. The cost associated with those studies is estimated at $100,000 or less.

We intend to do the following for Orphan approval:

  Request for Orphan Designation as a biologic/drug. The document is being reviewed internally. The FDA will normally respond within 45 days from receiving the request.

  We do not need to do additional clinical trials for Orphan approval because approval of an Orphan product requires that you demonstrate that the efficacy outweighs the risk. There is no need to do all the ethnic groups or statistics that are normally done for a full BLA approval. We will, however, need to conduct the two tests described above.

  Collect and assemble the safety and efficacy data from the previous 100+ patients and the current manufacturing process at Lonza and submit what is called a BLA Orphan application. The FDA has 180 days to respond to this BLA Orphan. If the product is for an unmet need or is life saving it will receive priority status review. If it is both a life saving product and there are no similar treatments it will be reviewed in about 75 days.

As for the full Biological License Application (BLA) Approval in adults, the DOD grant is designed to cover the majority of the expenses related to the approval process. We expect that Lonza will receive payments during the next year from DOD to pay for the clinical trials and to cover the cost of fabricating the cultured skin product. Our burden of that expense, 33%, will be paid to Lonza as we are invoiced along the way.

We believe there is adequate data from the child studies to demonstrate the product is safe. The clinical trials that we want to pursue now are designed to demonstrate statistical significance efficacy and safety. So we believe 36 -45 patients will be adequate to demonstrate PermaDerm™ is safe and efficacious for burns. The BLA approval process is as follows.

  Pre Investigational New Drug (IND) Meeting. Using the word drug is a little confusing but the same process is used for biologics as drugs in most parts and share the same forms. This meeting gives the sponsor of the clinic trial a chance to ask the FDA questions about the data to be collected and if the FDA agrees to how the company plans to move the product through the FDA approval process.

  IND application. The document is being prepared for submission. The IND asks the FDA for permission to treat patients with PermaDerm™. The FDA is required to respond in 60 days but they typically respond in 30 to allow the applicant to start the clinical trial.

  Clinical trial. If the FDA says that the applicant may proceed with the clinical trial, patients are treated and data is collected about safety and efficacy as you described in your protocol as submitted with your IND. The trial currently designed will use 36 - 45 patients. These patients will be observed for up to 1 year following treatment. The main part of the data to be looked at for approval along with the treatment period is, in our case, three months. After three months the balance of the time is an observation period. We do not expect to see anything significant during the observation period that would affect the outcome of the trial.

  At the end of the clinical trial we will submit a Biological License Application. The FDA will typically review and respond within 180 days when there is a minimum amount of data. This data is considered minimum in our case compared to some drugs which have patient data of thousands of people. Our study is very straight forward either the graft is positive on the patient or it is required to be grafted again. We have observed very positive results when treating children so we are quite optimistic that it will be able to demonstrate efficacy with a minimum number of patients. So it is possible to have approval in 2013. Efficacy would be defined as the graft adhered to the patient wound and remained viable similar to a split thickness Allograft.
9

PermaDermTM Trademark

The PermaDerm™ trademark application was filed in July of 2010 for Regenicin by KJR corporation.. Our wait period is basically over. We were informed by KJR that the Patent and Trademark Office that the trademarks for both PermadermTM and TempaDermTM should be transferred to Regenicin shortly.

Results of Operations for the Three and Nine Months Ended June 30, 2011

We have generated no revenues since the inception of the Company. We do not expect to generate revenues until we are able to obtain FDA approval of PermaDerm™, and thereafter acquire the license rights to sell products associated with that technology.

We incurred operating expenses of $800,529 for the three months ended June 30, 2011, compared with operating expenses of $2,000 for the three months ended June 30, 2010. We incurred operating expenses of $3,160,375 for the nine months ended June 30, 2011, compared with operating expenses of $6,000 for the nine months ended June 30, 2010. Our operating expenses for both periods in 2010 consisted entirely of professional fees, which were incurred primarily to enable us to satisfy the requirements of a reporting company. Our operating expenses increased dramatically for both periods in 2011 as a result of ramping up operations in connection with our tissue-engineered skin substitutes business and consisted mainly of the following for the nine and three months ended June 30, 2011:

Operating Expense	Nine Months Ended June 30, 2011	Three Months Ended June 30, 2011
Computer Expenses	$4,615	$600
Consulting and Computer Support	$969,990	$74,111
Employee Benefits	$29,732	$11,639
Insurance	$64,911	$15,420
Office Expenses and Misc	$25,562	$3,287
Legal and Accounting	$508,495	$120.057
Public Relations and Marketing Support	$319,412	$116,470
Lonza Fees	$260,344	$76,657
Salaries and Wages	$673,417	$296,742
Travel	$78,714	$10,485
Registration Penalty	$225,183	$75,061

We incurred stock based compensation of $889,314 and $43,323 for the nine and three months ended June 30, 2011 from the issuance of common stock, warrants and options to our directors and third party consultants. Such amounts are included above under consulting. Our other expenses for the nine and three months ended June 30, 2011 consisted of interest expense incurred under the terms of notes payable.

We incurred a net loss of $803,351 for the three months ended June 30, 2011, as compared with a net loss of $2,000 for the three months ended June 30, 2010. We incurred a net loss of $3,167,250 for the nine months ended June 30, 2011, as compared with a net loss of $6,000 for the nine months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets of $170,076 and total assets in the amount of $3,177,576. Our total current liabilities as of June 30, 2011 were $1,021,285. We had a working capital deficit of $851,209 as of June 30, 2011. Our cash was $51,088 as of June 30, 2011.

Operating activities used $1,714,860 in cash for the nine months ended June 30, 2011. The decrease in cash was primarily attributable to funding the loss for the period.

Financing activities provided $1,761,384 for the nine months ended June 30, 2011 and consisted of $467,550 in proceeds from the sale of common stock, $1,165,000 in the sale of units of our Series A Convertible Preferred Stock and warrants, $115,000 in proceeds from notes payable, $189,211 in advances from related parties, and $145,000 in loans payable, offset by $75,777 in expenses related to the sale of our stock and $235,000 in the repayment of notes payable.

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

The primary short term objective of the company is to gain FDA approval for both the pediatric and adult indications for the use of PermaDermTM. Understanding that these approvals are not contingent upon one another, but will be independent submissions, our most essential efforts and expenditures in the short term will be regulatory in nature. It should be noted that the regulatory expenditure related to adult indication will be substantially funded by the aforementioned government contract to Lonza, discussed above, 66% of clinical supplies, regulatory support and commercialization expenses are also covered by the government contract. The remaining expense, of the 33.3% to be absorbed by the company, is recognized as $130,000 per month in the Regulatory Expense category. The regulatory expense related to pediatric indication is expected to be roughly $20,000 per month, due to the fact that over 100 patients have previously been treated with PermaDermTM, under a Humanitarian Use Device designation granted by the FDA.  As a result, it is the opinion of management that not only will the expenditure be minimized but the time to approval will be greatly reduced. Commercial sales in the pediatric category are projected to begin within the next 12 month period.

The Current Monthly Expenditures are as follows:	Total	Regulatory	Required

Salaries	$73,000	$8,000	65,000
Fringe Benefits	5,000	1,000	4,000
T &E	10,000	4,000	5,000
Subtotal	88,000	13,000	74,000

Clinical Trials	130,000	130,000
Pediatric	20,000	20,000
Regulatory Expense subtotal	$150,000	150,000

Professional Fees:
Legal	12,500		$12,500
Accounting & Audit	6,500		6,500
Subtotal	$19,000		$19,000

Public Relations	12,000		12,000

Insurance	7,500		7,500

Miscellaneous	3,500	1,500	2,000

Total	$280,000	$165,500	$114,500

As can be noted from the above schedule, management estimates the current total monthly expense at approximately, $160,000. A further analysis of this total monthly amount indicates that the minimum regulatory expense required to meet the objectives, without delay, in the next 12 months is estimated at, $43,000, with an additional minimum monthly expense to meet statutory requirements of $28,500. In summary, in order to continue operations, meeting only the regulatory schedule and statutory requirements would cost approximately $71,500 per month.

Currently, we are optimistic that we will close on a new round of financing in the $8-$10 million range within the next 30 -60 days. There have also been serious discussions related to bridge financing in the range of $2-$3 million. In addition, shareholder, directors, and officers have contributed capital in the past and it is expected that they will continue if required. Finally, creditors have also been willing to extend terms when necessary and employees have accepted delayed payment.

For the first full year, after the approval of the pediatric indication, we are projecting revenue in the United States in excess of $10 million. Lead pricing from our manufacturer, Lonza, would yield gross contribution of approximately $4 million. This does not include any international licensing revenue opportunities, in which interest has been exhibited. It is also the opinion of management that since there are only approximately 150 major burn centers in the U.S., marketing and selling expense will be minimal. It should also be noted, that Perma DermTM's grafting procedure is similar to the current method used with skin substitutes. As a result, the surgeon training will be minimal. In addition, due to the fact that Lonza, our contract manufacturer, will handle the patients' skin sample, manufacture the PermaDermTM, and deliver the product directly to the surgeon, the company's distribution and manufacturing expense will be minimal. Finally, due to PermaDerm TM being autologous, (made from the patient's own skin), rejection, infection, and time in the intensive unit can be greatly reduced.

Off Balance Sheet Arrangements

As of June 30, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $5.5 million for the period September 6, 2007 (inception date) through June 30, 2011, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On June 8, 2011, an agreement was reached (the “Agreement”) to dismiss the members of the Company’s board of directors (excluding Mr. McCoy) and the Company from the case currently pending in the United States District Court for the Southern District of New York. As part of this Agreement, the Company also agreed to dismiss its action originally brought against Mr. Connell in the United States District Court for the District of Nevada.

The dispute will continue involving only Mr. Connell and Mr. McCoy as parties in the action pending in the United States District Court for the Southern District of New York. Mr. McCoy has agreed to lock-up 25,000,000 of his personal shares pending the outcome of the case.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We raised $1,345,000 in the sale of Units in May through July of 2011. Each Unit consists of one (1) share of our Series A Convertible Preferred Stock, par value $0.001, and a warrant to purchase one-half (1/2), or 50%, of one share of Common Stock. The Units were sold to accredited investors at $1.00 per Unit.

The holders of Series A Convertible Preferred Stock are entitled to 8% annual dividends payable in cash or common stock at our option. Holders are also entitled to a liquidation preference equal to $1,00 for each share of Series A Preferred Stock plus an amount equal to all accrued but unpaid dividends. The shares of Series A Convertible Preferred Stock may be converted at any time into ten shares of common stock. We may force a conversion if the VWAP of our common stock is in excess of $1.50 per share for 20 consecutive days. We shall also have the right at any time to redeem any of the Series A Convertible Preferred Stock issued that have not been converted upon paying the full purchase price and any accrued but unpaid dividends. The Holders of Series A Convertible Preferred Stock shall be entitled to vote together with the holders of common stock as if their shares were converted into shares of common stock. The Holders of Series A Convertible Preferred Stock will have the option to purchase up to the maximum of $2,000,000 in additional Units on the same terms as provided in this offering for a period of 9 months, except that each share of Series A Convertible Preferred Stock purchased will be convertible into only 6 and 2/3 shares of common stock and each warrant will be exercisable at $0.25 per share.

There will be full ratchet anti-dilution on the shares of common stock underlying the Series A Convertible Preferred Stock for three years on any stock issued below $0.10 per share with the exception of shares issued in a merger or acquisition. Holders of Series A Convertible Preferred Stock will have the right to participate in any financing for two years from the closing of the offering based on maintaining their proportionate stake on a fully diluted basis. As long as there are holders maintaining 25% of Series A Convertible Preferred Stock, we will need the consent of MKM Opportunity Master Fund LLC to (i) adversely affect the rights, preferences or privileges of the Series A Convertible Preferred Stock including pledging any assets, (ii) create or issue any new class or series of shares having rights, preferences or privileges pari passu or senior to the Series A Convertible Preferred Stock, (iii) incur any debt or other obligation including but not limited to accounts payable, accrued but unpaid employee compensation, and other accrued but unpaid ordinary course expenses that exceed $500,000, (iv) amend, waive, or repeal any provision of our Articles of Incorporation or Bylaws in a manner that adversely affects the Series A Convertible Preferred Stock, (v) decrease the authorized size of the Board, (vi) effect any merger, sale, consolidation or reorganization of the Company, or (vii) liquidate or dissolve the Company.

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

Regenicin, Inc.

Date:	August 15, 2011

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

