Form 10-Q/A
period 2011-06-30
Regenicin, Inc.
filed 2011-12-20
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No.2 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Regenicin, Inc. (the “Company”) for the quarter ended June 30, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 15, 2011. The Amendment is being filed to correct information inadveritally missing from the cover page of the 10-Q/A.

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

2

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

3

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regenicin, Inc.

Date:	December 20, 2011

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

4