Form 10-K/A
period 2011-09-30
Regenicin, Inc.
filed 2012-03-01
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

Amendment #1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Regenicin, Inc. (the “Company”) for the year ended September 30, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on January 13, 2012. The purpose of the Amendment is to disclose to Company’s restated financial statements. As discussed in Note B to be the restated financial statements, the Company determined that it should record additional stock compensation expense relating to stock options issued.  The change resulted in an increase in the net loss of the Company of $380,911 for the year ended September 30, 2011 (less than $0.01 per share), an increase in additional paid-in capital at September 30, 2011 of the same amount, a material increase to executive compensation for Mr. Randall McCoy and Mr. John Weber, and a material increase to director compensation for Mr. Craig Eagle and Mr. Joseph Rubinfeld.

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

We incurred operating expenses of $ 4,039,618 for the year ended September 30, 2011, compared with operating expenses of $679,144 for the year ended September 30, 2010. Our operating expenses increased in 2011 from 2010, as a result of ramping up operations in connection with our tissue-engineered skin substitutes business, and are compared as follows:

Operating Expenses	September 30, 2011	September 30, 2010
Legal and Accounting	$580,553	$120,098
Public Relations and Marketing Support	$327,099	$231,234
Salaries, Wages and Payroll Taxes	$817,870	$124,653
Consulting and Computer Support	$1,300,313	$87,000
Office Expenses and Miscellaneous	$41,017	$59,194
Travel	$84,409	$27,334
Insurance	$72,177	$14,833
Website Expenses	$5,704	$14,798
Research and Development	$518,902	$—
Registration Penalty	$250,203	$—
Employee Benefits	$41,371	$—

We incurred stock based compensation of $1,248,637 and $0 for the years ended September 30, 2011 and 2010 from the issuance of common stock, warrants and options to our directors, officers and third-party consultants. Such amounts are included above under consulting.

We incurred other expenses of $6,875 for the year ended September 30, 2011, as compared to $256,106 for the year ended September 30, 2010. Our other expenses for both periods consisted of interest expense. The expense for 2010 included $251,514 to reflect the amortization of the beneficial conversion feature of Bridge Notes issued.

We incurred a net loss of $4,046,493 for the year ended September 30, 2011, as compared with a net loss of $935,250 for the prior year.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $5 million for the period September 6, 2007 (inception date) through September 30, 2011, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

As discussed in Note B, the Company restated its financial statements to reflect the correction of stock compensation relating to stock options issued. The change resulted in an increase in the net loss of the Company of $380,911 for the year ended September 30, 2011 (less than $0.01 per share) and an increase in additional paid-in capital at September 30, 2011 of the same amount.

/S/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

February 29 , 2012

REGENICIN, INC.

(A Development Stage company)

BALANCE SHEETS

RESTATED

	September 30,	September 30,
ASSETS	2011	2010
CURRENT ASSETS
Cash	$4,396	$4,564
Prepaid expenses and other current assets	73,630	25,970

Total current assets	78,026	30,534

Intangible assets	3,007,500	3,007,500

Total assets	$3,085,526	$3,038,034

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$739,327	$221,762
Accrued expenses	658,251	138,985
Loans payable	10,000	—
Note payable	60,243	150,000
Due to related party	—	318,789

Total current liabilities	1,467,821	829,536

Total liabilities	1,467,821	829,536

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value 4,500,000 shares authorized; none outstanding	—	—
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 1,345,000 and -0- issued and outstanding	1,345	—
Common stock, $0.001 par value;200,000,000 shares authorized; 88,236,324 and 86,406,257 issued; 83,807,964 and 86,406,257 outstanding	88,237	86,407
Additional paid-in capital	6,573,794	3,116,841
Deficit accumulated during development stage	(5,041,243)	(994,750)
Less: treasury stock; 4,428,360 shares at par	(4,428)	—

Total stockholders' equity	1,617,705	2,208,498

Total liabilities and stockholders' equity	$3,085,526	$3,038,034

See Notes to Financial Statements.

REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF OPERATIONS

RESTATED

			September 6, 2007
			(Inception Date)
	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,
	2011	2010	2011
	(restated)

Revenues	$—	$—	$—

Operating expenses
Research and development	518,902		518,902
General and administrative	2,272,079	679,144	3,010,723
Stock based compensation - general and administrative	1,248,637	—	1,248,637

Total operating expenses	4,039,618	679,144	4,778,262

Loss from operations	(4,039,618)	(679,144)	(4,788,262)

Other Income (Expenses)
Interest expense, including amortization of beneficial conversion feature	(6,875)	(256,106)	(262,981)

Total Other Income (Expenses)	(6,875)	(256,106)	(262,981)

Net loss	(4,046,493)	(935,250)	(5,041,243)

Preferred stock dividends	(1,371,110)	—	(1,371,110)

Net loss attibutable to common stockholders	$ (5,417,603)	$(935,250)	$ (6,412,353)

Basic and diluted loss per share:	$(0.06)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	84,716,738	75,411,182

See Notes to Financial Statements.

REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

RESTATED

							Deficit
							Accumulated
	Series A Convertible				Discount	Additional	During The
	Preferred Stock		Common Stock		on	Paid-in	Development	Treasury
	Shares	Amount	Shares	Amount	Common Stock	Capital	Stage	Stock	Total
Balances at September 6, 2007 (Inception Date)	—	$—	—	$—	$—	—	$—	$—	$—
Issuance of common stock for cash	—	—	73,100,000	73,100	(30,100)	—	—	43,000
Net loss	—	—	—	—	—	(4,000)	(4,000)
Balances at September 30, 2007	—	—	73,100,000	73,100	(30,100)	—	(4,000)	39,000
Net loss	—	—	—	—	—	—	(44,500)	(44,500)
Balances at September 30, 2008	—	—	73,100,000	73,100	(30,100)	—	(48,500)	(5,500)
Net loss	—	—	—	—	—	—	(11,000)	(11,000)
Balances at September 30, 2009	—	—	73,100,000	73,100	(30,100)	—	(59,500)	(16,500)
Shares issued for conversion of debt owed to stockholder	—	—	7,650,000	7,650	(5,400)	—	—	2,250
Shares issued under Security Purchase Agreement	—	—	4,035,524	4,036	35,500	2,093,356	—	2,132,892
Shares issued for conversion of Bridge Notes Payable	—	—	1,612,903	1,613	—	748,387	—	750,000
Shares issued for conversion of interest on Bridge Notes Payable	—	—	7,830	8	—	3,634	—	3,642
Beneficial conversion feature on Bridge Notes Payable	—	—	—	—	—	251,214	—	251,214
Forgiveness of officers' loans related to sale of prior business	—	—	—	—	—	20,250	—	20,250
Net loss	—	—	—	—	—	—	(935,250)	(935,250)
Balances at September 30, 2010	—	—	86,406,257	86,407	—	3,116,841	(994,750)	2,208,498
Issuance of common stock for cash, net	623,400	623	391,150	391,773
Issuance of common stock for services	540,000	540	359,935	360,475
Issuance of Series A convertible preferred stock	1,345,000	1,345	2,679,055	2,680,400
Shares issued for conversion of amounts owed to a related party	—	—	666,667	667	505,333	—	506,000
Common stock returned to treasury	4,428	(4,428)	—
Amortization of stock based compensation	888,162	888,162
Preferred stock dividends	(1,371,110)	(1,371,110)
Net loss	—	—	—	—	—	—	(4,046,493)	(4,046,493)
Balances at September 30, 2011	1,345,000	$1,345	88,236,324	$88,237	$—	6,573,794	$ (5,041,243)	$(4,428)	$1,617,705

See Notes to Financial Statements.

REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF CASH FLOWS

RESTATED

			September 6, 2007
			(Inception Date)
	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,046,493)	$(935,250)	$(5,041,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	—	251,214	251,214
Stock based compensation	1,248,637	—	1,248,637
Changes in operating assets and liabilities
Prepaid expenses and other current assets	12,583	(25,970)	(13,387)
Accounts payable	517,565	221,762	739,327
Accrued expenses	493,156	141,627	635,783

Net cash used in operating activities	(1,774,552)	(346,617)	(2,179,669)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	—	(3,007,500)	(3,007,500)

Net cash used in investing activities	—	(3,007,500)	(3,007,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	467,550	2,502,025	3,012,575
Proceeds from the sale of Series A convertible preferred stock	1,180,000	—	1,180,000
Payments of expenses relating to the sale of common stock	(75,777)	(369,133)	(444,910)
Payment of expenses relating to the sale of Series A convertible preferred stock	(9,600)	—	(9,600)
Proceeds from the issuance of notes payable	115,000	900,000	1,015,000
Repayments of notes payable	(235,000)	—	(235,000)
Proceeds from advances from related party	187,211	318,789	506,000
Proceeds from loans payable	145,000	—	145,000
Proceeds from advances from officer	—	7,000	22,500

Net cash provided by financing activities	1,774,384	3,358,681	5,191,565

(DECREASE) INCREASE IN CASH	(168)	4,564	4,396

CASH - BEGINNING OF PERIOD	4,564	—	—

CASH - END OF PERIOD	$4,396	$4,564	$4,396

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,875	$—

Non-cash activities:

Preferred stock dividends	$1,371,110	$—

Issuance of common stock for the conversion of amounts owed to related party	$506,000	$—

Conversion of notes payable into Series A convertible preferred stock	$165,000	$—

Treasury stock	$4,428	$—

Insurance premiums financed	$60,243	$—

Issuance of common stock for the conversion of bridge notes and accrued interest	$—	$753,642

Forgiveness of amounts owed to former officers relating to the sale of prior business	$—	$20,250

Issuance of common stock for the conversion of amounts owed to officer	$—	$2,250

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

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $5 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Restatement of Financial Statements:

The Company restated its financial statements for the following matter:

Subsequent to the original issuance of the Company’s financial statements on January 13, 2012, the Company determined that it should record additional stock compensation expense relating to stock options issued. The stock options were issued in January 2011 and vested over a three-year period. In May 2011, the terms of the options were amended to allow for immediate vesting. This change resulted in an increase in the net loss of the Company of $380,911 for the year ended September 30, 2011 (less than $0.01 per share) and an increase in additional paid-in capital at September 30, 2011 of the same amount.

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

Significant components of the Company’s deferred tax assets at September 30, 2011 and 2010 are as follows:

	2011	2010
	(Restated)
Net operating loss carry forwards	$1,446,010	$297,272
Stock based compensation	355,265	—
Accrued expenses	114,595	—

Total deferred tax assets	1,915,870	297,272
Valuation allowance	(1,915,870)	(297,272)

Net deferred tax assets	$—	$—

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

The following table summarizes information regarding stock options outstanding at September 30, 2011:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$0.46	2,000,000	5.00	$0.46	2,000,000	$0.46
$0.62	3,542,688	5.00	0.62	3,542,688	0.62

$0.46-$0.62	5,542,688	5.00	$0.56	5,542,688	$0.56

There were no option grants in 2010.

The Company recognized stock compensation expense of $843,872 and $0 for the years ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was no unrecognized compensation cost related to non-vested options granted.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Siew Mee Fam Former President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2010 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Randall McCoy Chief Executive Officer, Principal Executive Officer and Director	2010 2011	$30,000 $125,000(1)	0 0	0 0	0 $126,790 (3)	0 0	0 0	0 0	$30,000 $251,790
Joseph Connell Former President	2010 2011	$30,000 $41,830	0 0	0 0	0 0	0 0	0 0	0 0	$30,000 $41,830
John J. Weber Interim Chief Financial Officer, and Director	2010 2011	0 0	0 0	0 0	0 $126,790 (3)	0 0	0 0	0 0	0 $126,790
Chris Hadsall Chief Operating Officer	2010 2011	0 $120,000(2)	0 0	0 0	0 0	0 0	0 0	0 0	0 $120,000

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(#)
Randall McCoy	885,672	-	-	$0.62	December 22, 2015	-	-	-	-
Craig Eagle	885,672	-	-	$0.62	December 22, 2015	-	-	-	-
John J. Weber	885,672	-	-	$0.62	December 22, 2015	-	-	-	-
Joseph Rubinfeld	885,672	-	-	$0.62	December 22, 2015	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors as of September 30, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Joseph Rubinfeld	-	-	$126,790 (1)	-	-	-	$126,790
Dr. Craig Eagle	-	-	$129,790 (1)	-	-	-	$126,790

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
March 1, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
March 1, 2012

By:	/s/ John J. Weber
John J. Weber Interim CFO and Director
March 1, 2012

By:	/s/ Craig Eagle
Dr. Craig Eagle Director
March 1, 2012

