Form 10-Q
period 2011-12-31
Regenicin, Inc.
filed 2012-03-05
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

(646) 403 3581
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83,807,964 shares as of March 1, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of December 31, 2011 (unaudited) and September 30, 2011 (audited);
F-2	Statements of Operations for the three months ended December 31, 2011 and 2010 and period from September 6, 2007 (Inception) to December 31, 2011 (unaudited);
F-3	Statements of Cash Flows for the three months ended December 31, 2011 and 2010 and period from September 6, 2007 (Inception) to December 31, 2011 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC.

(A Development Stage company)

BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$16,802	$4,396
Prepaid expenses and other current assets	53,549	73,630

Total current assets	70,351	78,026

Intangible assets	3,007,500	3,007,500

Total assets	$3,077,851	$3,085,526

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,219,040	$739,327
Accrued expenses	840,739	658,251
Note payable - insurance financing	33,468	60,243
Notes payable (net of discount of $53,176)	108,016	—
Loan payable	10,000	10,000
Loan payable - related party	35,000	—

Total current liabilities	2,246,263	1,467,821

Total liabilities	2,246,263	1,467,821

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value 4,500,000 shares authorized; none outstanding	—	—
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 1,345,000 and -0- issued and outstanding	1,345	1,345
Common stock, $0.001 par value; 200,000,000 shares authorized; 88,236,324 issued; 83,807,964 outstanding	88,237	88,237
Additional paid-in capital	6,602,683	6,573,794
Deficit accumulated during development stage	(5,856,249)	(5,041,243)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)

Total stockholders' equity	831,588	1,617,705

Total liabilities and stockholders' equity	$3,077,851	$3,085,526

See Notes to Financial Statements.

 REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF OPERATIONS

			September 6, 2007
	Three Months	Three Months	(Inception Date)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating expenses
Research and development	420,482	—	939,384
General and administrative	389,055	656,761	3,399,778
Stock based compensation - general and administrative	—	112,500	1,248,637

Total operating expenses	809,537	769,261	5,587,799

Loss from operations	(809,537)	(769,261)	(5,587,799)

Other Income (Expenses)
Interest expense, including amortization of debt discounts and beneficial conversion feature	(5,469)	(1,875)	(268,450)

Total Other Income (Expenses)	(5,469)	(1,875)	(268,450)

Net loss	(815,006)	(771,136)	(5,856,249)

Preferred stock dividends	(27,361)	—	(1,398,471)

Net loss attibutable to common stockholders	$(842,367)	$(771,136)	$(7,254,720)

Basic and diluted loss per share:	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	83,807,964	87,158,711

See Notes to Financial Statements.

REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF CASH FLOWS

			September 6, 2007
	Three Months	Three Months	(Inception Date)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(815,006)	$(771,136)	$(5,856,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	3,074	—	3,074
Accrued interest and accretion on notes and loans payable	1,192	—	1,192
Amortization of beneficial conversion feature	—	—	251,214
Stock based compensation	—	112,500	1,248,637
Changes in operating assets and liabilities
Prepaid expenses and other current assets	20,081	4,087	6,694
Accounts payable	479,713	20,091	1,219,040
Accrued expenses	155,127	132,386	790,910

Net cash used in operating activities	(155,819)	(502,072)	(2,335,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	—	—	(3,007,500)

Net cash used in investing activities	—	—	(3,007,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	—	467,550	3,012,575
Proceeds from the sale of Series A convertible preferred stock	—	—	1,180,000
Payments of expenses relating to the sale of common stock	—	(75,777)	(444,910)
Payment of expenses relating to the sale of Series A convertible preferred stock	—	—	(9,600)
Proceeds from the issuance of notes payable	160,000	—	1,175,000
Repayments of notes payable	—	—	(235,000)
Repayments of notes payable - insurance financing	(26,775)	—	(26,775)
Proceeds from loans from related party	35,000	187,211	541,000
Proceeds from loans payable	—	—	145,000
Proceeds from advances from officer	—	—	22,500

Net cash provided by financing activities	168,225	578,984	5,359,790

INCREASE IN CASH	12,406	76,912	16,802

CASH - BEGINNING OF PERIOD	4,396	4,564	—

CASH - END OF PERIOD	$16,802	$81,476	$16,802

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,203	$—

Non-cash activities:

Preferred stock dividends	$27,361	$—

Issuance of common stock for the conversion of amounts owed to related party	$—	$506,000

REGENICIN, INC.

NOTES TO THE FINANCIAL STATEMENTS

(A Development Stage Company)

  (UNAUDITED)

NOTE 1 - THE COMPANY

Windstar, Inc. (the Company”) was incorporated in the state of Nevada on September 6, 2007 and is in the development stage. On July 19, 2010, the Company amended its Articles of Incorporation to change the name of the Company to Regenicin, Inc.

The Company’s original business was the development of a purification device.  Such business was assigned to the Company’s former management in July 2010.

The Company  has adopted a new business plan and intends to help develop and commercialize a potentially lifesaving technology by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for use in the treatment of burns, chronic wounds and a variety of plastic surgery procedures. To this end, we have entered into an agreement with Lonza Walkersville, Inc. (Lonza”) for the exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (FDA”) for the commercial sale of a product known as PermaDerm.

PermaDerm is a tissue-engineered skin substitute prepared from autologous (patient’s own) skin cells. It is a combination of cultured epithelium with a collagen-fibroblast implant that produces a skin substitute that contains both epidermal and dermal components. This model has been shown in preclinical studies to generate a functional skin barrier and in clinical studies to promote closure and healing of burns. Clinically, the Company believes that self-to-self skin grafts for permanent skin tissue will not be rejected by the immune system of the patient, unlike with porcine or cadaver grafts in which rejection is an important possibility.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Regenicin, Inc. (the Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2011, as filed with the Securities and Exchange Commission.

Going Concern:

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $5.9 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage Activities and Operations:

The Company is in the development stage and has had no revenues.  A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.
F-4

Recent Pronouncements:

We do not believe that any of the recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our accompanying financial statements.

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
	as of December 31,
	2011	2010
Options	5,542,688	-0-
Warrants	2,972,567	-0-
Convertible Preferred Stock	13,450,000	-0-

NOTE 4 - INTANGIBLES ASSETS

In July 2010, the Company entered into an agreement with Lonza for the exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (“FDA”) for the commercial sale of a product known as PermaDerm.

The Company paid Lonza $3,000,000 for the exclusive know-how license and assistance to seek approval from the FDA for the commercial sale of PermaDerm in the U.S., and later for approval in foreign jurisdictions for commercial sale of PermaDerm throughout the world. In conjunction with Lonza, we intend to create and implement a strategy to conduct human clinical trials and to assemble and present the relevant information and data in order to obtain the necessary approvals for PermaDerm and possible related products.

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

We review our intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges. We did not record any impairment charges in the three months ended December 31, 2011 and 2010.

NOTE 5 - NOTES PAYABLE

Insurance Financing Note:

In August 2011, the Company financed certain insurance premiums totaling $60,243. The note is payable over a nine-month term. The first payment due in September 2011 was made in October 2011. At December 31, 2011 and September 30, 2011, the note balance was $33,468 and $60,243, respectively.

Promissory Notes:

On October 12, 2011, the Company issued a $10,000 secured promissory note (“Note 1”) to NPNC Management LLC, a company whose principals also represent the Company as securities counsel. Note 1 bears interest at the rate of 5% per annum and is due on June 14, 2012. Note 1 is secured by the Company’s assets. At December 31, 2011, the Note 1 balance was $10,151 which included accrued interest of $151.

On December 21, 2011, the Company issued a $150,000 promissory note (“Note 2”) to an individual. Note 2 bears interest so that the Company will repay $175,000 on the maturity date of June 21, 2012, which correlates to an effective rate of 31.23%. Additional interest of 10% will be charged on any late payments. At maturity, the Company will issue one million shares of common stock as additional consideration.

For financial reporting purposes, the Company recorded a discount of $56,250 to reflect the value of these shares. The discount is being amortized over the term of Note 2. At December 31, 2011, the Note 2 balance was $97,865, net of a debt discount of $53,176.

On January 18, 2012, the Company issued a $165,400 convertible promissory note (“Note 3”) to an individual. Note 3 bears interest at the rate of 5% per annum and is due on June 18, 2012. Note 3 and accrued interest thereon is convertible into units at a conversion price of $2.00 per unit. A unit consists of one share of Series A Convertible Preferred Stock (“Series A Preferred”) and a warrant to purchase one-fourth (1/4), or 25% of one share of common stock.

On February 8, 2012, the Company received $149,290 from an individual. Such amount, along with any other monies to be received at a later date, will be memorialized into a note.

NOTE 6 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced the Company $10,000. The loan does not bear interest and is due on demand. At both December 31, 2011 and September 30, 2011, the loan balance is $10,000.

Loan Payable – Related Party:

In October 2011, Craig Eagle, a director of the Company, advanced the Company $35,000. The loan does not bear interest and is due on demand. At December 31, 2011, the loan balance is $35,000.

In February 2012, John Weber, the Company’s Chief Financial Officer, advanced the Company $10,000. The loan does not bear interest and is due on demand.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock:

Series A Preferred pays a dividend of 8% per annum on the stated value and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company’s common stock at the rate of 10 for 1. The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $27,361 and $0 for the three months ended December 31, 2011 and 2010, respectively. At December 31, 2011 and September 30, 2011, dividends payable total $53,471 and $26,110, respectively, and are included in accrued expenses
F-6

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock.

NOTE 8 - LEGAL PROCEEDINGS

On February 28, 2011, our board of directors, Mr. Randall McCoy (the Company’s CEO), and our company (collectively the Plaintiffs”) filed an amended complaint in the Eighth Judicial District Court of Nevada (Case No. A-11-634976-C) against Joseph Connell, our former President. The Plaintiffs in the amended complaint are requesting declaratory relief from certain allegations Mr. Connell has made in relation to partnership claims with Mr. McCoy, board membership, and stock ownership in the Company. Mr. Connell has requested that the case be removed to federal court in Nevada and has requested that the amended complaint be dismissed for lack of jurisdiction.

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

On June 8, 2011, an agreement was reached (the Agreement”) to dismiss the members of the Company’s board of directors (excluding Mr. McCoy) and the Company from the case currently pending in the United States District Court for the Southern District of New York. As part of this Agreement, the Company also agreed to dismiss its action originally brought against Mr. Connell in the United States District Court for the District of Nevada. The dispute will continue involving only Mr. Connell and Mr. McCoy as parties in the action pending in the United States District Court for the Southern District of New York. Mr. McCoy has agreed to lock-up 25,000,000 of his personal shares pending the outcome of the case. On November 17, 2011, there was a formal settlement conference before a Magistrate Judge. At that conference, an agreement was reached in principle, with the details to be worked out and a settlement agreement signed on or before January 25, 2012. The settlement agreement has not been signed as of the date of these financial statements.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

NOTE 10 - SUBSEQUENT EVENTS

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

Overview

We intend to develop and commercialize a potentially lifesaving technology by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for certain clinical diagnoses. To this end, we have entered into an agreement to purchase stock of Cutanogen Corporation (“Cutanogen”) from Lonza Walkersville, Inc. (“Lonza”) and for the exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (“FDA”) for the commercial sale of several products. These products are aimed at the treatment of burns, chronic wounds and a variety of plastic and reconstructive surgical procedures. In the United States market alone, the company estimates the potential markets for severe burns and chronic skin wounds is in excess of $7 billion.

The first product, PermaDerm® is the only tissue-engineered skin prepared from autologous (patient’s own) skin cells. It is a combination of cultured epithelium with a collagen-fibroblast implant that produces a skin substitute that contains both epidermal and dermal components. This model has been shown in preclinical studies to generate a functional skin barrier and in clinical studies to promote closure and healing of burns. Clinically, we believe self-to-self skin grafts for permanent skin tissue are not rejected by the immune system of the patient, unlike with porcine or cadaver grafts in which immune system rejection is an important possibility. PermaDerm® was initially designated as an Orphan Device by the FDA for treatment of burns. We have applied to the FDA late last year for an Orphan designation as a biologic/drug for PermaDerm® If received, this would allow us to move forward to gain a Biological License Application Approval which would allow Regenicin to sell PermaDerm® in certain defined markets.

The second product is anticipated to be, TempaDerm®. TempaDerm® uses cells obtained from human donors to allow the development of banks of cryopreserved (frozen) cells and cultured skin substitute to provide a continuous supply of non-allogenic skin substitutes. This product has applications in the treatment of chronic skin wounds such as diabetic ulcers, decubitus ulcers and venous stasis ulcers. The U.S. markets are estimated to total more than $7 billion annually. This product is in the early development stage and does not have FDA approval.

We believe the technology has many different uses beyond the burn indication. The other uses include chronic wounds, reconstructive surgery and the individual components of the PermaDerm® technology such as tendon wraps made of collagen or temporary coverings to protect the patients from infections while waiting for PermaDerm®. The collagen technology used for PermaDerm® is a wide-open field in wound healing and uses such as stem cell grafting substrates. It is important to know that all of these above are products by themselves regardless of whether PermaDerm® is approved for burns. We could pursue any or all of them independently if financing permitted. Even if PermaDerm® was not approved for burn treatments it could be approved for chronic wounds or reconstruction.

We will need to raise capital to fund benchmark payments agreed to under the Lonza agreement. Upon receipt of Orphan Product BLA Approval (Pediatric), we will initiate sales with manufacturing performed by Lonza. We hope to initiate clinical trials early 2012 with final submission to the FDA for approval for PermaDerm® anticipated by 2013.

Results of Operations for the Three Months Ended December 31, 2011 and 2010

We have generated no revenues since the inception of the Company. We do not expect to generate revenues until we are able to obtain FDA approval of PermaDerm®, and thereafter acquire the license rights to sell products associated with that technology.

We incurred operating expenses of $809,537 for the three months ended December 31, 2011, compared with operating expenses of $769,261 for the three months ended December 31, 2010. Our operating expenses increased dramatically in 2011 as a result of ramping up operations in connection with our tissue-engineered skin substitutes business and consisted mainly of the following in comparison to our expenses in 2010:

Operating Expense	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Legal and Accounting	$155,245	$100.197
Public Relations and Marketing Support	—	160.817
Salaries, Wages and Payroll Taxes	176,696	164,583
Consulting and Computer Support	900	172,176
Office Expenses and Misc	9,499	13,501
Travel	10,806	46,960
Insurance	23.649	26,622
Website Expenses	366	4,015
Research and Development	420,482	—
Employee Benefits	11,894	5,329
Registration Penalties	—	75,061

We incurred stock based compensation of $0 and $112,500 for the three months ended December 31, 2011 and 2010, respectively, from the issuance of common stock, warrants and options to our directors and third party consultants. Such amounts are included above under consulting.

We incurred other expenses of $5,469 for the three months ended December 31, 2011, as compared to $1,875 for the three months ended December 31, 2010. Our other expenses for both periods consisted of interest expense. The expense for 2011 included $3,074 to reflect the amortization of the debt discount of a notes payable issued.

We incurred a net loss of $815,006 for the three months ended December 31, 2011, as compared with a net loss of $771,136 for the three months ended December 31, 2010. We incurred a net loss of $5,856,249 for the period from inception to December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2011, we had cash of $16,802 and $4,396 as of September 30, 2011.

Operating activities used $155,819 in cash for the three months ended December 31, 2011. The decrease in cash was primarily attributable to funding the loss for the period.

Financing activities provided $168,225 for the three months ended December 31, 2011 and consisted of $160,000 in proceeds from notes payable and $35,000 in loans from a related party, offset by the repayment of the insurance premium financing of $26,775.

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

For the period January 1, 2012 through March 1, 2012, the Company received funds under the following notes and loans:

  On January 18, 2012, the Company issued a $165,400 convertible promissory note to an individual. The note bears interest at the rate of 5% per annum and is due on June 18, 2012.
  On February 8, 2012, the Company received $149,290 from an individual. Such amount, along with any other monies to be received at a later date, will be memorialized into a note.
  In February 2012, John Weber, the Company’s Chief Financial Officer, advanced the Company $10,000. The loan does not bear interest and is due on demand.

The primary short term objective of the Company is to gain FDA approval for both the pediatric and adult indications for the use of PermaDerm® . Understanding that these approvals are not contingent upon one another, but will be independent submissions, our most essential efforts and expenditures in the short term will be regulatory in nature. It should be noted that the regulatory expenditure related to adult indication will be substantially funded by the aforementioned government contract to Lonza, discussed above, 66% of clinical supplies, regulatory support and commercialization expenses are also covered by the government contract. The remaining expense, of the 33.3% to be absorbed by the company, is recognized as $130,000 per month in the Regulatory Expense category below. The regulatory expense related to pediatric indication is expected to be roughly $20,000 per month, due to the fact that over 100 patients have previously been treated with PermaDerm® , under a Humanitarian Use Device designation granted by the FDA. As a result, it is the opinion of management that not only will the expenditure be minimized but the time to approval will be greatly reduced. Commercial sales in the pediatric category are projected to begin within 12 month of funding.

The Current Monthly Expenditures are as follows:	Total	Regulatory	Required

Salaries	$73,000	$8,000	65,000
Fringe Benefits	5,000	1,000	4,000
T&E	10,000	5000	5,000
Subtotal	88,000	14,000	74,000

clinical trials	130,000	130,000
Pediatric	20,000	20,000
Regulatory Expense subtotal	$150,000	150,000
6

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

For the first full year, after the approval of the Orphan indication, we are projecting revenue in the United States in excess of $10 million. Lead pricing from our manufacturer, Lonza, would yield gross contribution of approximately $4 million. This does not include any international licensing revenue opportunities, in which interest has been exhibited. It is also the opinion of management that since there are over 125 major burn centers in the U.S., marketing and selling expense will be minimal. It should also be noted, that Perma DermTM's grafting procedure is similar to the current method used with skin substitutes. As a result, the surgeon training will be minimal. In addition, due to the fact that Lonza, our contract manufacturer, will handle the patients' skin sample, manufacture the PermaDerm® and deliver the product directly to the surgeon, the company's distribution and manufacturing expense will be minimal. Finally, due to PermaDerm® being autologous, (made from the patient's own skin), rejection, infection, and time in the intensive unit can be greatly reduced.

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $5.9 million for the period September 6, 2007 (inception date) through December 31, 2011, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On November 17, 2011, there was a formal settlement conference before a Magistrate Judge. At that conference, an agreement was reached in principle, with the details to be worked out and a settlement agreement signed on or before January 25. The settlement agreement has not been signed as of the date of this Quarterly Report.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

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

Regenicin, Inc.

Date:	March 5, 2012

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

