Form 10-Q
period 2012-03-31
Regenicin, Inc.
filed 2012-05-21
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83,807,964 shares as of May 18, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of March 31, 2012 (unaudited) and September 30, 2011 (audited);
F-2	Statements of Operations for the six and three months ended March 31, 2012 and 2011 and period from September 6, 2007 (Inception) to March 31, 2012 (unaudited);
F-3	Statements of Cash Flows for the six months ended March 31, 2012 and 2011 and period from September 6, 2007 (Inception) to March 31, 2012 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC.

(A Development Stage company)

BALANCE SHEETS

	March 31,	September 30,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$36,243	$4,396
Prepaid expenses and other current assets	33,468	73,630

Total current assets	69,711	78,026

Intangible assets	3,007,500	3,007,500

Total assets	$3,077,211	$3,085,526

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,468,153	$739,327
Accrued expenses	962,033	658,251
Note payable - insurance financing	13,387	60,243
Notes payable (net of discount of $25,205 and -0-)	137,871	—
Bridge financing (net of discount of $163,933 and -0-)	187,770	—
Loan payable	10,000	10,000
Due to related party	48,000	—

Total current liabilities	2,827,214	1,467,821

Total liabilities	2,827,214	1,467,821

STOCKHOLDERS' EQUITY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 1,345,000 and 1,345,000 issued and outstanding	1,345	1,345
Common stock, $0.001 par value; 200,000,000 shares authorized; 88,236,324 issued; 83,807,964 outstanding	88,237	88,237
Common stock to be issued 3,027,683 and -0- shares	151,384	—
Additional paid-in capital	6,925,486	6,573,794
Deficit accumulated during development stage	(6,912,027)	(5,041,243)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)

Total stockholders' equity	249,997	1,617,705

Total liabilities and stockholders' equity	$3,077,211	$3,085,526

See Notes to Financial Statements.

REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF OPERATIONS

			September 6, 2007
	Six Months	Six Months	(Inception Date)	Three Months	Three Months
	Ended	Ended	Through	Ended	Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$—	$—

Operating expenses
Research and development	869,859	—	1,388,761	449,377	—
General and administrative	760,985	1,503,855	3,771,708	371,930	847,094
Stock based compensation - general and administrative	—	855,991	1,248,637	—	743,491

Total operating expenses	1,630,844	2,359,846	6,409,106	821,307	1,590,585

Loss from operations	(1,630,844)	(2,359,846)	(6,409,106)	(821,307)	(1,590,585)

Other Expenses
Interest expense, including amortization of beneficial conversion feature	(239,940)	(4,053)	(502,921)	(234,471)	(2,178)

Total Other Expenses	(239,940)	(4,053)	(502,921)	(234,471)	(2,178)

Net loss	(1,870,784)	(2,363,899)	(6,912,027)	(1,055,778)	(1,592,763)

Preferred stock dividends	(54,187)	—	(1,316,923)	(26,826)	—

Net loss attibutable to common stockholders	$(1,924,971)	$(2,363,899)	$(8,228,950)	$(1,082,604)	$(1,592,763)

Basic and diluted loss per share:	$(0.02)	$(0.03)		$(0.01)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	83,807,964	85,508,846		83,807,964	83,822,317

See Notes to Financial Statements.

REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF CASH FLOWS

			September 6, 2007
	Six Months	Six Months	(Inception Date)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,870,784)	$(2,363,899)	$(6,912,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	31,045	—	31,045
Accrued interest on notes and loans payable	13,543	—	13,543
Amortization of beneficial conversion feature	178,043	—	429,257
Warrants issued as part of debt conversion	7,653	—	7,653
Stock based compensation	—	855,991	1,248,637
Changes in operating assets and liabilities
Prepaid expenses and other current assets	40,162	25,970	26,775
Accounts payable	728,826	506,723	1,468,153
Accrued expenses	251,525	216,390	887,308

Net cash used in operating activities	(619,987)	(758,825)	(2,799,656)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	—	—	(3,007,500)

Net cash used in investing activities	—	—	(3,007,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	—	467,550	3,012,575
Proceeds from the sale of Series A convertible preferred stock	—	—	1,180,000
Payments of expenses relating to the sale of common stock	—	(75,777)	(444,910)
Payment of expenses relating to the sale of convertible preferred stock	—	—	(9,600)
Repayments of notes payable - insurance financing	(46,856)	—	(46,856)
Proceeds from the issuance of notes payable	660,690	115,000	1,675,690
Repayments of notes payable	(10,000)	—	(245,000)
Proceeds from advances from related party	48,000	187,211	554,000
Proceeds from loans payable	—	85,000	145,000
Proceeds from advances from officer	—	—	22,500

Net cash provided by financing activities	651,834	778,984	5,843,399

INCREASE IN CASH	31,847	20,159	36,243

CASH - BEGINNING OF PERIOD	4,396	4,564	—

CASH - END OF PERIOD	$36,243	$24,723	$36,243

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,758	$—

Non-cash activities:

Preferred stock dividends	$54,187	$—

Shares to be issued upon conversion of debt and accrued interest	$151,384	$—

Issuance of warrants upon conversion of debt	$7,653	$—

Issuance of common stock for the conversion of amounts owed to related party	$—	$506,000

Treasury stock	$—	$4,428

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Regenicin, Inc. (the Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2011, as filed with the Securities and Exchange Commission.

Going Concern:

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $6.9 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of March 31,
	2012	2011
Options	5,542,688	5,542,688
Warrants	1,269,842	2,300,067
Convertible Preferred Stock	14,277,000	-0-
Convertible debentures	3,804,914	-0-

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

We review our intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges. We did not record any impairment charges in the six months ended March 31, 2012 and 2011.

NOTE 5 - NOTES PAYABLE

Insurance Financing Note:

In August 2011, the Company financed certain insurance premiums totaling $60,243. The note is payable over a nine-month term. The first payment due in September 2011 was made in October 2011. At March 31, 2012 and September 30, 2011, the note balance was $13,387 and $60,243, respectively.

Promissory Notes:

On October 12, 2011, the Company issued a $10,000 secured promissory note (“Note 1”) to NPNC Management LLC, a company whose principals also represent the Company as securities counsel. Note 1 bore interest at the rate of 5% per annum and was due on June 14, 2012. Note 1 was secured by the Company’s assets. At March 31, 2012, the Note 1 balance including interest was repaid in full.

On December 21, 2011, the Company issued a $150,000 promissory note (“Note 2”) to an individual. Note 2 bears interest so that the Company will repay $175,000 on the maturity date of June 21, 2012, which correlates to an effective rate of 31.23%. Additional interest of 10% will be charged on any late payments. At maturity, the Company will issue one million shares of common stock as additional consideration. For financial reporting purposes, the Company recorded a discount of $56,250 to reflect the value of these shares. The discount is being amortized over the term of Note 2. At March 31, 2012, the Note 2 balance was $138,174 net of a debt discount of $25,205.

On January 18, 2012, the Company issued a $165,400 convertible promissory note (“Note 3”) to an individual. Note 3 bears interest at the rate of 5% per annum and is due on June 18, 2012. Note 3 and accrued interest thereon is convertible into units at a conversion price of $2.00 per unit. A unit consists of one share of Series A Convertible Preferred Stock (“Series A Preferred”) and a warrant to purchase one-fourth (1/4), or 25% of one share of common stock. For financial reporting purposes, the Company recorded a discount of $6,686 to reflect the beneficial conversion feature. The discount is being amortized over the term of Note 2. At March 31, 2012, the Note 2 balance was $161,396 net of a debt discount of $4,004.

On January 27, 2012, the Company issued a $149,290 convertible promissory note (“Note 4”) to an individual. Note 4 bore interest at the rate of 8% per annum and was due on March 31, 2012. Note 4 and accrued interest thereon was convertible into shares of common stock at a rate of $.05 per share. In addition, at the date of conversion, the Company was to issue two-year warrants to purchase an additional 500,000 shares of common stock at $.10 per share. On March 31, 2012 Note 4 and the accrued interest became due but the 3,027,683 shares of common stock were not issued. As such, as of March 31, 2012, such shares were classified as common stock to be issued. In addition, at March 31, 2012, the warrants to purchase 500,000 shares were issued. For financial reporting purposes, the Company recorded a discount of $7,653 to reflect the value of the warrants and a discount of $149,290 to reflect the value of the beneficial conversion feature.

In March 2012, the Company issued a series of convertible promissory notes (“Notes 5-9”) totaling $186,000 to four individuals. Notes 5-9 bear interest at the rate of 33% per annum and are due in August and September 2012. Notes 5-9 and accrued interest thereon are convertible into shares of common stock at the rate of $.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $186,000 to reflect the beneficial conversion features. The discounts are being amortized over the terms of Notes 5-9. At March 31, 2012, the Note 5-9 balances were $26,071, net of debt discounts of $159,929.

In April 2012, the Company issued a series of convertible promissory notes (“Notes 10-12”) totaling $55,000 to three individuals. Notes 10-12 bear interest at the rate of 33% per annum and are due in October 2012. Notes 10-12 and accrued interest thereon are convertible into shares of common stock at the rate of $.05 per share and automatically convert on the maturity dates unless paid sooner by the Company.

In April 2012, the Company issued a convertible promissory notes (“Note 13”) totaling $25,000 to an individual for services previous rendered. Note 13 bears interest at the rate of 33% per annum and is due in October 2012. Note 13 and accrued interest thereon is convertible into shares of common stock at the rate of $.05 per share and automatically converts on the maturity dates unless paid sooner by the Company.

NOTE 6 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced the Company $10,000. The loan does not bear interest and is due on demand. At March 31, 2012, the loan balance is $10,000.

Loan Payable - Related Party:

In October 2011, Craig Eagle, a director of the Company, advanced the Company $35,000. The loan does not bear interest and is due on demand. At March 31, 2012, the loan balance was $35,000.

In February 2012, John Weber, the Company’s Chief Financial Officer, advanced the Company $13,000. The loan does not bear interest and is due on demand. At March 31, 2012, the loan balance is $13,000. In April 2012 another $10,000 was advanced under the same terms.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock:

Series A

Series A Preferred pays a dividend of 8% per annum on the stated value and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company’s common stock at the rate of 10 for 1. The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $54,187 and $26,826 for the six and three months ended March 31, 2012, respectively. There were no dividends for both the six and three months ended March 31, 2011. At March 31, 2012 and September 30, 2011, dividends payable total $80,297 and $26,110, respectively, and are included in accrued expenses.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 – Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 – Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 – Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At March 31, 2012 and December 31, 2011, no shares of Series B Preferred are outstanding.

NOTE 8 - LEGAL PROCEEDINGS

On April 18, 2012, a settlement was reached in the case involving litigation between our Chief Executive Officer, Mr. Randall McCoy, and our former President, Mr. Joseph Connell in the United States District Court for the Southern District of New York.

As previously reported, on March 11, 2011, Mr. Connell filed a complaint in the Supreme Court of the State of New York (which was later removed to federal court) against Mr. Randall McCoy, our company, and the members of our board of directors. The company and members of the board were dismissed earlier from the proceedings and the chronology of the case is set forth in our previous filings.

As a final resolution, a Confidential Settlement Agreement and General Release (the Settlement Agreement”) was signed by and among Mr. McCoy, Mr. Connell, our company, and our board of directors. An amendment (the Amendment”) to the Settlement Agreement was signed on April 24, 2012. Pursuant to the Settlement Agreement and Amendment, in exchange for dismissal of the pending lawsuit with prejudice and a mutual release of all claims involving all parties concerned, Mr. McCoy agreed to issue to Mr. Connell 12,500,000 shares of his common stock in our company. On April 19, 2012, 10,000,000 of the shares were transferred to Mr. Connell, with the remaining shares assigned to his counsel in the case.

As a result of the Settlement Agreement and Amendment and the transfer of these shares, Mr. Connell is now a greater than 10% stockholder of the Company.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

Results of Operations for the Three and Six Months Ended March 31, 2012 and 2011

We have generated no revenues since the inception of the Company. We do not expect to generate revenues until we are able to obtain FDA approval of PermaDerm®, and thereafter acquire the license rights to sell products associated with that technology.

We incurred operating expenses of $821,307 for the three months ended March 31, 2012, compared with operating expenses of $1,590,585 for the three months ended March 31, 2011. We incurred operating expenses of $1,630,844 for the six months ended March 31, 2012, compared with operating expenses of $2,359,846 for the six months ended March 31, 2011. Our operating expenses increased dramatically in 2012 as a result of ramping up operations in connection with our tissue-engineered skin substitutes business and consisted mainly of the following in comparison to our expenses in 2011:

Operating Expense	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011
Legal and Accounting	$80,750	$288,240	$235,995	$388,438
Public Relations and Marketing Support	—	42,125	—	202,942
Salaries, Wages and Payroll Taxes	218,649	212,092	395,345	376,675
Consulting and Computer Support	20,900	723,703	21,800	899,894
Office Expenses and Misc.	7,678	8,775	17,177	22,275
Travel	7,980	21,269	18,786	68,229
Insurance	22,905	22,869	46,554	49,491
Website Expenses	264	—	630	—
Research and Development	449,377	183,687	869,859	183,687
Employee Benefits	12,804	12,764	24,698	18,093
Registration Penalties	—	75,061	—	150,122

We incurred stock based compensation of $0 and $743,491 for the three months ended March 31, 2012 and 2011, respectively, from the issuance of common stock, warrants and options to our directors and third party consultants. We incurred stock based compensation of $0 and $855,991 for the six months ended March 31, 2012 and 2011, respectively, from the issuance of common stock, warrants and options to our directors and third party consultants. Such amounts are included above under consulting.

We incurred other expenses of $234,471 for the three months ended March 31, 2012, as compared to $2,178 for the three months ended March 31, 2011. We incurred other expenses of $239,940 for the six months ended March 31, 2012, as compared to $4,053 for the six months ended March 31, 2011. Our other expenses for both periods consisted of interest expenses. Interest expense included $206,014 and $209,088 for the three and six months ended March 31, 2012, respectively, to reflect the amortization of debt discounts and beneficial conversion features of the various notes payable issued.

We incurred a net loss of $1,055,778 for the three months ended March 31, 2012, as compared with a net loss of $1,592,763 for the three months ended March 31, 2011. We incurred a net loss of $1,870,784 for the six months ended March 31, 2012, as compared with a net loss of $2,363,899 for the six months ended March 31, 2011. We incurred a net loss of $6,912,027 for the period from inception to March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2012, we had cash of $36,243 and $4,396 as of September 30, 2011.

Operating activities used $619,987 in cash for the six months ended March 31, 2012. The decrease in cash was primarily attributable to funding the loss for the period.

Financing activities provided $651,834 for the six months ended March 31, 2012 and consisted of $660,690 in proceeds from notes payable and $48,000 in loans from a related party, offset by the repayment of the insurance premium financing of $46,856 and the repayment of other loans of $10,000.

During the current reporting period and thereafter, we received funds under the following notes and loans:

  On January 18, 2012, we issued $165,400 in a convertible promissory note to an individual. The note bears interest at the rate of 5% per annum and is due on June 18, 2012.
  On February 8, 2012, we received $149,290 from an individual. Such amount, along with any other monies to be received at a later date, will be memorialized into a note.
  In February 2012, John Weber, our Chief Financial Officer, advanced us $13,000. The loan does not bear interest and is due on demand. In April 2012, Mr. Weber advanced us an additional $10,000 under the same terms.
  On March 1, 2012, we received $100,000 in a convertible promissory note to an individual. The note bears interest at the rate of 33% per annum and converts automatically in six months from issuance.
  On March 2, 2012, we received $50,000 in convertible promissory notes to individuals. The notes bear interest at the rate of 33% per annum and convert automatically in six months from issuance.
  On March 6, 2012, we received $11,000 in a convertible promissory note to an individual. The note bears interest at the rate of 33% per annum and converts automatically in six months from issuance.
  On March 22, 2012, we received $25,000 in a convertible promissory note to an individual. The note bears interest at the rate of 33% per annum and converts automatically in six months from issuance.
  On April 2, 2012, we received $25,000 in a convertible promissory note to an individual. The note bears interest at the rate of 33% per annum and converts automatically in six months from issuance.
  April 3, 2012, we received $50,000 in convertible promissory notes to individuals. The notes bear interest at the rate of 33% per annum and convert automatically in six months from issuance.
  On April 11, 2012, we received $5,000 in a convertible promissory note to an individual. The note bears interest at the rate of 33% per annum and converts automatically in six months from issuance.

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

The Current Monthly Expenditures are as follows:	Total	Regulatory	Required

Salaries	$73,000	$8,000	65,000
Fringe Benefits	5,000	1,000	4,000
T&E	10,000	5000	5,000
Subtotal	88,000	14,000	74,000

clinical trials	130,000	130,000
Pediatric	20,000	20,000
Regulatory Expense subtotal	150,000	150,000

Professional Fees:
Legal	12,500		12,500
Accounting & Audit	6,500		6,500
Subtotal	19,000		19,000

Public Relations	12,000		12,000

Insurance	7,500		7,500

Miscellaneous	3,500	1,500	2,000

Total	$280,000	$165,500	$114,500

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

Off Balance Sheet Arrangements

As of March 31, 2012, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $6.9 million for the period September 6, 2007 (inception date) through March 31, 2012, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On November 17, 2011, there was a formal settlement conference before a Magistrate Judge. On April 18, 2012, a settlement was reached. As a final resolution, a Confidential Settlement Agreement and General Release (the “Settlement Agreement”) was signed by and among Mr. McCoy, Mr. Connell, our company, and our board of directors. An amendment (the “Amendment”) to the Settlement Agreement was signed on April 24, 2012. Pursuant to the Settlement Agreement and Amendment, in exchange for dismissal of the pending lawsuit with prejudice and a mutual release of all claims involving all parties concerned, Mr. McCoy agreed to issue to Mr. Connell 12,500,000 shares of his common stock in our company. On April 19, 2012, 10,000,000 of the shares were transferred to Mr. Connell, with the remaining shares assigned to his counsel in the case.

As a result of the Settlement Agreement and Amendment and the transfer of these shares, Mr. Connell is now a greater than 10% shareholder of our company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	May 18, 2012

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

