Form 10-Q
period 2012-06-30
Regenicin, Inc.
filed 2012-08-20
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 87,835,647 shares as of August 20, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of June 30, 2012 (unaudited) and September 30, 2011 (audited);
F-2	Statements of Operations for the nine and three months ended June 30, 2012 and 2011 and period from September 6, 2007 (Inception) to June 30, 2012 (unaudited);
F-3	Statements of Cash Flows for the nine months ended June 30, 2012 and 2011 and period from September 6, 2007 (Inception) to June 30, 2012 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC.

(A Development Stage company)

BALANCE SHEETS

	June 30,	September 30,
	2012	2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$28,924	$4,396
Prepaid expenses and other current assets	13,387	73,630

Total current assets	42,311	78,026

Intangible assets	3,007,500	3,007,500

Total assets	$3,049,811	$3,085,526

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,688,241	$739,327
Accrued expenses	1,037,006	658,251
Note payable - insurance financing	—	60,243
Bridge financing (net of discount of $231,430 and -0-)	539,970	—
Loan payable	68,000	10,000

Total current liabilities	3,333,217	1,467,821

Total liabilities	3,333,217	1,467,821

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 1,345,000 issued and outstanding	1,345	1,345
Common stock, $0.001 par value; 200,000,000 shares authorized; 92,264,007 and 88,236,324 issued, respectively; 83,807,964 and 83,807,964 outstanding, respectively	88,237	88,237
Common stock to be issued; 4,027,683 and -0- shares	207,634	—
Additional paid-in capital	7,085,809	6,573,794
Deficit accumulated during development stage	(7,662,003)	(5,041,243)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)

Total stockholders' equity	(283,406)	1,617,705

Total liabilities and stockholders' equity	$3,049,811	$3,085,526

See Notes to Financial Statements.

REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF OPERATIONS

			September 6, 2007
	Nine Months	Nine Months	(Inception Date)	Three Months	Three Months
	Ended	Ended	Through	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$—	$—

Operating expenses
Research and development	964,817	—	1,483,717	94,958	—
General and administrative	1,172,239	2,235,061	4,182,962	411,254	731,206
Stock based compensation - general and administrative	—	899,314	1,248,637	—	43,323

Total operating expenses	2,137,056	3,134,375	6,915,316	506,212	774,529

Loss from operations	(2,137,056)	(3,134,375)	(6,915,316)	(506,212)	(774,529)

Other expense
Interest expense, including amortization of beneficial conversion feature	(483,706)	(32,875)	(746,687)	(243,766)	(28,822)

Total Other Expenses	(483,706)	(32,875)	(746,687)	(243,766)	(28,822)

Net loss	(2,620,762)	(3,167,250)	(7,662,003)	(749,978)	(803,351)

Preferred stock dividends	(81,013)	(1,332,444)	(1,452,123)	(26,826)	(1,332,444)

Net loss attibutable to common stockholders	$(2,701,775)	$(4,499,694)	$(9,114,126)	$(776,804)	$(2,135,795)

Basic and diluted loss per share:	$(0.03)	$(0.05)		$(0.01)	$(0.03)

Weighted average number of shares outstanding:
Basic and diluted	84,846,355	85,022,991		86,934,548	83,807,964

See Notes to Financial Statements.

REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF CASH FLOWS

			September 6, 2007
	Nine Months	Nine Months	(Inception Date)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,620,762)	$(3,167,250)	$(7,662,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	56,250	—	56,250
Accrued interest on notes and loans payable	61,778	—	61,778
Amortization of beneficial conversion feature	353,946	—	605,160
Warrants issued as part of debt conversion	7,653	—	7,653
Stock based compensation	—	899,314	1,248,637
Changes in operating assets and liabilities
Accounts receivable	—	—	—
Prepaid expenses and other current assets	60,243	(93,018)	46,854
Accounts payable	948,914	433,446	1,688,241
Accrued expenses	263,059	212,648	898,842

Net cash used in operating activities	(868,919)	(1,714,860)	(3,048,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	—	—	(3,007,500)

Net cash used in investing activities	—	—	(3,007,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	—	467,550	3,012,575
Proceeds from the sale of Series A convertible preferred stock	—	1,165,000	1,180,000
Payments of expenses relating to the sale of common stock	—	(75,777)	(444,910)
Payment of expenses relating to the sale of convertible preferred stock	—	(9,600)	(9,600)
Repayments of notes payable - insurance financing	(60,243)	—	(60,243)
Proceeds from the issuance of notes payable	905,690	115,000	1,920,690
Repayments of notes payable	(10,000)	(235,000)	(245,000)
Proceeds from advances from related party	58,000	189,211	564,000
Proceeds from loans payable	—	145,000	145,000
Proceeds from advances from officer	—	—	22,500

Net cash provided by financing activities	893,447	1,761,384	6,085,012

INCREASE IN CASH	24,528	46,524	28,924

CASH - BEGINNING OF PERIOD	4,396	4,564	—

CASH - END OF PERIOD	$28,924	$51,088	$28,924

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,019	$6,875

Non-cash activities:

Preferred stock dividends	$81,013	$1,332,444

Shares issued upon conversion of debt and accrued interest	$207,634	$—

Issuance of warrants upon conversion of debt	$7,653	$—

Issuance of common stock for the conversion of amounts owed to related party	$—	$506,000

Conversion of notes payable into Series A convertible preferred stock	$—	$165,000

Treasury stock	$—	$4,428

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

The Company  has adopted a new business plan and intends to help develop and commercialize a potentially lifesaving technology by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for use in the treatment of burns, chronic wounds and a variety of plastic surgery procedures. To this end, the Company has entered into an agreement with Lonza Walkersville, Inc. (Lonza”) for the exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (“FDA”) for the commercial sale of a product known as PermaDerm.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2011, as filed with the Securities and Exchange Commission.

Going Concern:

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $7.7 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage Activities and Operations:

The Company is in the development stage and has had no revenues.  A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Recent Pronouncements:

Management does not believe that any of the recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Certain expenses were reclassified in 2011 to conform to the 2012 presentation. There was no effect to the net loss for the nine and three months ended June 30, 2011.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of June 30,
	2012	2011
Options	5,542,688	5,542,688
Warrants	1,269,842	2,300,067
Convertible preferred stock	28,554,000	13,300,000
Convertible debentures	12,660,273	-0-

NOTE 4 - INTANGIBLE ASSETS

In July 2010, the Company entered into an agreement with Lonza for the exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (FDA”) for the commercial sale of a product known as PermaDerm.

The Company paid Lonza $3,000,000 for the exclusive know-how license and assistance to seek approval from the FDA for the commercial sale of PermaDerm in the U.S., and later for approval in foreign jurisdictions for commercial sale of PermaDerm throughout the world. In conjunction with Lonza, the Company intends to create and implement a strategy to conduct human clinical trials and to assemble and present the relevant information and data in order to obtain the necessary approvals for PermaDerm and possible related products.

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

Management reviews intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, management must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. The Company did not record any impairment charges in the nine months ended June 30, 2012 and 2011.

NOTE 5 - NOTES PAYABLE

Insurance Financing Note:

In August 2011, the Company financed certain insurance premiums totaling $60,243. The note was payable over a nine-month term. At June 30, 2012, the note balance was repaid in full in accordance with the original terms.

Promissory Notes:

On October 12, 2011, the Company issued a $10,000 secured promissory note (“Note 1”) to NPNC Management LLC, a company whose principals also represent the Company as securities counsel. Note 1 bore interest at the rate of 5% per annum and was due on June 14, 2012. Note 1 was secured by the Company’s assets. At June 30, 2012, the Note 1 balance including interest was repaid in full.

On December 21, 2011, the Company issued a $150,000 promissory note (“Note 2”) to an individual. Note 2 bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% will be charged on any late payments. At maturity, the Company was supposed to issue one million shares of common stock as additional consideration. As of June 30, 2012, the shares have not been issued. As such, the shares have been classified as common stock to be issued. For financial reporting purposes, the Company recorded a discount of $56,250 to reflect the value of these shares. The discount was amortized over the term of Note 2. Note 2 was not paid at the maturity date. At June 30, 2012, the Note 2 balance is $175,000.

On January 18, 2012, the Company issued a $165,400 convertible promissory note (“Note 3”) to an individual. Note 3 bears interest at the rate of 5% per annum and is due on June 18, 2012. Note 3 and accrued interest thereon is convertible into units at a conversion price of $2.00 per unit. A unit consists of one share of Series A Convertible Preferred Stock (“Series A Preferred”) and a warrant to purchase one-fourth (1/4), or 25% of one share of common stock. For financial reporting purposes, the Company recorded a discount of $6,686 to reflect the beneficial conversion feature. The discount is being amortized over the term of Note 3. At June 30, 2012, the Note 3 balance was $164,739 net of a debt discount of $661.

On January 27, 2012, the Company issued a $149,290 convertible promissory note (“Note 4”) to an individual. Note 4 bore interest at the rate of 8% per annum and was due on March 31, 2012. Note 4 and accrued interest thereon was convertible into shares of common stock at a rate of $0.05 per share. In addition, at the date of conversion, the Company was to issue two-year warrants to purchase an additional 500,000 shares of common stock at $0.10 per share. On March 31, 2012, Note 4 and the accrued interest became due and the Company was supposed to issue 3,027,683 shares of common stock. As such, the shares have been classified as common stock to be issued. In addition, at March 31, 2012, warrants to purchase 500,000 shares were issued. For financial reporting purposes, the Company recorded a discount of $7,653 to reflect the value of the warrants and a discount of $149,290 to reflect the value of the beneficial conversion feature.

In March 2012, the Company issued a series of convertible promissory notes (“Notes 5-9”) totaling $186,000 to four individuals. Notes 5-9 bear interest at the rate of 33% per annum and are due in August and September 2012. Notes 5-9 and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $186,000 to reflect the beneficial conversion features. The discounts are being amortized over the terms of Notes 5-9. At June 30, 2012, the Note 5-9 balances were $118,563, net of debt discounts of $67,437.

In April 2012 through June 30, 2012, the Company issued a series of convertible promissory notes (“Notes 10-18”) totaling $220,000 to nine individuals. Notes 10-18 bear interest at the rate of 33% per annum and are due in October through November 2012. Notes 10-18 and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $215,900 to reflect the beneficial conversion features. The discounts are being amortized over the terms of Notes 10-18. At June 30, 2012, the Note 10-18 balances were $67,096, net of debt discounts of $148,804.

In April 2012, the Company issued a convertible promissory notes (“Note 19”) totaling $25,000 to an individual for services previous rendered. Note 19 bears interest at the rate of 33% per annum and is due in October 2012. Note 13 and accrued interest thereon is convertible into shares of common stock at the rate of $0.05 per share and automatically converts on the maturity dates unless paid sooner by the Company.

In July 2012, the Company issued a series of convertible promissory notes (“Notes 20-22”) totaling $75,000 to two individuals. Notes 20-22 bear interest at the rate of 10% per annum and are due in January 2013. Notes 20-22 and accrued interest thereon are convertible into shares of common stock at the rate of $0.10 per share and automatically convert on the maturity dates unless paid sooner by the Company.

NOTE 6 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced the Company $10,000. The loan does not bear interest and is due on demand. At June 30, 2012, the loan balance is $10,000.

Loan Payable - Related Party:

In October 2011, Craig Eagle, a director of the Company, advanced the Company $35,000. The loan does not bear interest and is due on demand. At June 30, 2012, the loan balance was $35,000.

In February 2012, John Weber, the Company’s Chief Financial Officer, advanced the Company $13,000 and another $10,000 in April 2012. The loan does not bear interest and is due on demand. At June 30, 2012, the loan balance is $23,000.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock:

Series A

Series A Preferred pays a dividend of 8% per annum on the stated value and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has an initial stated value of $1 and was convertible into shares of the Company’s common stock at the rate of 10 for 1. Series A Preferred contains a full ratchet anti-dilution feature on the shares of common stock underlying the Series A Preferred for three years on any stock issued below $0.10 per share with the exception of shares issued in a merger or acquisition. As the Company issued common stock at $0.05 per share for the conversion of debt, the conversion rate for the Series A Preferred is now 20 to 1.

In June 2011, the Company issued 1,330,000 shares of Series A Preferred and 665,000 Warrants in a private placement, The Company has accounted for the value of the Warrants in accordance with ASC Topic 470, whereby the Company separately measured the fair value of the Series A Preferred and the Warrant and allocated the total proceeds in accordance with their relative fair value at the time of issuance. The Company valued the warrant at $50,078 and such value of the Warrants was recorded as a deemed dividend.

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

The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $81,013 and $26,826 for the nine and three months ended June 30, 2012, respectively. Dividends amounted to $2,444 for both the nine and three months ended June 30, 2011. At June 30, 2012 and September 30, 2011, dividends payable total $107,123 and $26,110, respectively, and are included in accrued expenses.

For the nine and three months ended June 30, 2012, dividends and deemed dividends totaled $81,013 and $26,826, respectively. For both the nine and three months ended June 30, 2011, dividends and deemed dividends totaled $1,332,444.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At June 30, 2012 and September 30, 2011, no shares of Series B Preferred are outstanding.

NOTE 8 - LEGAL PROCEEDINGS

·	On April 18, 2012, a settlement was reached in the case involving litigation between the Company’s Chief Executive Officer, Mr. Randall McCoy, and the former President, Mr. Joseph Connell in the United States District Court for the Southern District of New York.

As previously reported, on March 11, 2011, Mr. Connell filed a complaint in the Supreme Court of the State of New York (which was later removed to federal court) against Mr. Randall McCoy, the Company, and the members of the Company’s board of directors. The Company and members of the board were dismissed earlier from the proceedings and the chronology of the case is set forth in our previous filings.

As a final resolution, a Confidential Settlement Agreement and General Release (the “Settlement Agreement”) was signed by and among Mr. McCoy, Mr. Connell, the Company, and the board of directors. An amendment (the “Amendment”) to the Settlement Agreement was signed on April 24, 2012. Pursuant to the Settlement Agreement and Amendment, in exchange for dismissal of the pending lawsuit with prejudice and a mutual release of all claims involving all parties concerned, Mr. McCoy agreed to issue to Mr. Connell 12,500,000 shares of his common stock in the Company. On April 19, 2012, 10,000,000 of the shares were transferred to Mr. Connell, with the remaining shares were assigned to his counsel in the case.

As a result of the Settlement Agreement and Amendment and the transfer of these shares, Mr. Connell is now a greater than 10% stockholder of the Company.

·	On May 17, 2012, the Company received a letter from Lonza America Inc., alleging that the Company has been delinquent in payments in the amount of $783,588 under the Know-How License and Stock Purchase Agreement (the “Agreement”) with Lonza Walkersville, Inc. (“Lonza Walkersville”). Collectively Lonza America and Lonza Walkerville are referred to herein as “Lonza”. After extensive discussions and correspondence with Lonza Walkersville, the Company responded to the letter by Lonza America on July 20, 2012, explaining that such payments are not due and detailing the various instances of breach committed by Lonza Walkersville under the Agreement. In turn, a response was received from Lonza America on July 26, 2012 alleging that the Agreement has been terminated.

There is an ongoing dispute with Lonza about the performance and payment obligations under the Agreement. Management believes that Lonza’s position, as set forth in the above mentioned letters, is untenable in that, among other things: (1) Lonza’s billings call for the payment of amounts not currently owing, (2) Lonza has failed to submit to an audit of its charges; and (3) Lonza has refused to provide an appropriate plan for the processing of the biotechnology through the FDA as required by the Agreement. Additionally, management believes that Lonza’s response is designed to allow it to retain the Company’s over $3.5 million in payments along with the biotechnology that the Company was expected to purchase as part of the Agreement. Management further believes that this action is designed to benefit Lonza in its current lawsuit with other parties related to the original sale of the underlying biotechnology.

Management acknowledges the Company’s obligations to make payments that are called for under the Agreement. However, management believes that meritorious defenses and claims to Lonza’s claim of breach under the Agreement exist, and the Company intends to pursue these claims and causes of action using all legal means necessary should the issues raised in the above mentioned letters not be resolved consensually.

Management cannot predict the likelihood of prevailing in the dispute with Lonza. However, if it is ultimately determined that the defenses and claims lack merit and the dispute is resolved in favor of Lonza, there is a significant risk that the Agreement will be terminated. If that happens, the Company would lose its ability to pursue the license and commercialize the technology that forms the basis of the business plan. If Lonza were to prevail, the Company would also face an award or judgment for all past due payments under the Agreement, plus interest, legal fees and court costs.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company’s principal executive offices are located in Little Falls, New Jersey. Headquarters are located in the offices of McCoy Enterprises LLC, an entity controlled by Mr. McCoy. The office is attached to his residence but has its own entrances, restroom and kitchen facilities. No rent is charged.

The Company also maintains an office in Pennington New Jersey, which is the materials and testing laboratory. This office is owned by Materials Testing Laboratory. The principal of Materials Testing Laboratory is also an employee of the Company.

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

Overview

We intend to develop and commercialize a potentially lifesaving technology by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for certain clinical diagnoses. To this end, we have entered into an agreement to purchase stock of Cutanogen Corporation (“Cutanogen”) from Lonza Walkersville, Inc. (“Lonza”) and for the exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (“FDA”) for the commercial sale of several products. This agreement is known as the Know-How License and Stock Purchase Agreement (the “Agreement”). These products are aimed at the treatment of burns, chronic wounds and a variety of plastic and reconstructive surgical procedures. In the United States market alone, the company estimates the potential markets for severe burns and chronic skin wounds is in excess of $7 billion.

The first product, PermaDerm® is the only tissue-engineered skin prepared from autologous (patient’s own) skin cells. It is a combination of cultured epithelium with a collagen-fibroblast implant that produces a skin substitute that contains both epidermal and dermal components. This model has been shown in preclinical studies to generate a functional skin barrier and in clinical studies to promote closure and healing of burns. Clinically, we believe self-to-self skin grafts for permanent skin tissue are not rejected by the immune system of the patient, unlike with porcine or cadaver grafts in which immune system rejection is an important possibility. PermaDerm® was initially designated as an Orphan Device by the FDA for treatment of burns. We have applied to the FDA late last year for an Orphan designation as a biologic/drug for PermaDerm® The FDA has recently granted Orphan Status for the PermaDerm® product. Such a designation has certain benefits to the recipient, but these do not include the immediate commercialization of the product. We will still need to work with the FDA for the development of the product, now with the advantages of the Orphan designation. We hope to initiate clinical trials early 2012 with final submission to the FDA for approval for PermaDerm® anticipated by 2013.

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

On May 17, 2012, we received a letter from Lonza alleging that we are delinquent in payments in the amount of $783,587.71 under the Agreement. After extensive discussions and correspondence with Lonza, we responded to the letter July 20, 2012, explaining that such payments are not due and detailing the various instances of breach committed by Lonza under the Agreement. We in turn received a response from Lonza on July 26, 2012 alleging that the Agreement has been terminated. We have since ceased communications on the project with Lonza’s staff while we are working on coming up with a solution to the dispute.

There is an ongoing dispute with Lonza about the performance and payment obligations under the Agreement. We believe that Lonza’s position, as set forth in the above letters, is untenable in that, among other things: (1) Lonza’s billings call for the payment of amounts not currently owing, (2) Lonza has failed to submit to an audit of its charges; and (3) Lonza has refused to provide an appropriate plan for the processing of the biotechnology through the FDA as required by the Agreement. Additionally, we believe that Lonza’s response is designed to allow it to retain our over $3.5 million in payments along with the biotechnology we expected to purchase as part of the Agreement. We further believe that this action is designed to benefit Lonza in its current lawsuit with other parties related to the original sale of the underlying biotechnology.

We acknowledge our obligations to make payments that are called for under the Agreement. However, we believe that we have meritorious defenses and claims to Lonza’s claim of breach under the Agreement, and we intend to pursue these claims and causes of action using all legal means necessary should the issues raised in the above letters not be resolved consensually.

We cannot predict the likelihood of prevailing in our dispute with Lonza. However, if it is ultimately determined that our defenses and claims lack merit and the dispute is resolved in favor of Lonza, there is a significant risk that the Agreement will be terminated. If that happens, we would lose our ability to pursue the license and commercialize the technology that forms the basis of our business plan. If Lonza were to prevail, we would also face an award or judgment for all past due payments under the Agreement, plus interest, legal fees and court costs.

Results of Operations for the Three and Nine Months Ended June 30, 2012 and 2011

We have generated no revenues since the inception of the Company. We do not expect to generate revenues until we are able to obtain FDA approval of PermaDerm®, and thereafter acquire the license rights to sell products associated with that technology.

We incurred operating expenses of $506,212 for the three months ended June 30, 2012, compared with operating expenses of $774,529 for the three months ended June 30, 2011. We incurred operating expenses of $2,137,056 for the nine months ended June 30, 2012, compared with operating expenses of $3,134,375 for the nine months ended June 30, 2011. Our operating expenses in 2012 were reduced from 2011 as a result of decreases in expenses related to public relations and marketing support, salaries, wages and payroll taxes, consulting and computer support, and registration penalties and consisted mainly of the following in comparison to our expenses in 2011:

Operating Expense	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011
Legal and Accounting	$184,707	$120,057	$420,702	$508,495
Public Relations and Marketing Support	(14,760)	116,470	(14,760)	319,412
Salaries, Wages and Payroll Taxes	182,817	270,742	578,162	647,417
Consulting and Computer Support	10,800	70,096	32,600	969,990
Office Expenses and Misc.	8,648	3,287	25,825	25,562
Travel	3,867	10,485	22,653	78,714
Insurance	22,454	15,420	69,008	64,911
Website Expenses	17	4,615	647	4,615
Research and Development	94,958	76,657	964,817	260,344
Employee Benefits	12,704	11,639	37,402	29,732
Registration Penalties	-	75,061	-	225,183

We incurred stock based compensation of $0 and $43,323 for the three months ended June 30, 2012 and 2011, respectively, from the issuance of common stock, warrants and options to our directors and third party consultants. We incurred stock based compensation of $0 and $899,314 for the nine months ended June 30, 2012 and 2011, respectively, from the issuance of common stock, warrants and options to our directors and third party consultants. Such amounts are included above under consulting.

We incurred other expenses of $243,766 for the three months ended June 30, 2012, as compared to $28,222 for the three months ended June 30, 2011. We incurred other expenses of $483,706 for the nine months ended June 30, 2012, as compared to $32,875 for the nine months ended June 30, 2011. Our other expenses for both periods consisted of interest expenses. Interest expense included $201,108 and $410,196 for the three and nine months ended June 30, 2012, respectively, and $26,000 for both the three and nine months ended June 30, 2011, to reflect the amortization of debt discounts and beneficial conversion features of the various notes payable issued.

We incurred a net loss of $749,978 for the three months ended June 30, 2012, as compared with a net loss of $803,351 for the three months ended June 30, 2011. We incurred a net loss of $2,620,762 for the nine months ended June 30, 2012, as compared with a net loss of $3,167,250 for the nine months ended June 30, 2011. We incurred a net loss of $7,662,003 for the period from inception to June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2012, we had cash of $28,924 and $4,396 as of September 30, 2011.

Operating activities used $868,919 in cash for the nine months ended June 30, 2012. The decrease in cash was primarily attributable to funding the loss for the period.

Financing activities provided $893,447 for the nine months ended June 30, 2012 and consisted of $905,690 in proceeds from notes payable and $58,000 in loans from a related party, offset by the repayment of the insurance premium financing of $60,243 and the repayment of other loans of $10,000.

During the current reporting period and thereafter, we received funds under the following notes and loans:

  In April 2012 through June 30, 2012, we issued a series of convertible promissory notes totaling $220,000 to nine individuals. The notes bear interest at the rate of 33% per annum and are due in October through November 2012. The notes and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by us.
6

  In April 2012, we issued a convertible promissory note totaling $25,000 to an individual for services previous rendered. This note bears interest at the rate of 33% per annum and is due in October 2012. The note and accrued interest thereon is convertible into shares of common stock at the rate of $.05 per share and automatically converts on the maturity dates unless paid sooner us..

  In July 2012, we issued convertible promissory notes totaling $75,000 to two individuals. These notes bear interest at the rate of 10% per annum and are due in January 2013. These notes and accrued interest thereon are convertible into shares of common stock at the rate of $0.10 per share and automatically convert on the maturity dates unless paid sooner us.

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

Off Balance Sheet Arrangements

As of June 30, 2012, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $7.7 million for the period September 6, 2007 (inception date) through June 30, 2012, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

During the current reporting period, certain convertible noteholders converted a total of $151,384 in principal and accrued interest into 3,027,683 shares of our common stock.

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
10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	August 20, 2012

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

