Form 10-K
period 2012-09-30
Regenicin, Inc.
filed 2013-01-15
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $6,195,345

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 99,994,965 as of January 14, 2013.

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

The first product, PermaDerm®, is the only tissue-engineered skin prepared from autologous (patient’s own) skin cells. It is a combination of cultured epithelium with a collagen-fibroblast implant that produces a skin substitute that contains both epidermal and dermal components. This model has been shown in preclinical studies to generate a functional skin barrier and in clinical studies to promote closure and healing of burns. Clinically, we believe self-to-self skin grafts for permanent skin tissue are not rejected by the immune system of the patient, unlike with porcine or cadaver grafts in which immune system rejection is an important possibility. PermaDerm® was initially designated as an Orphan Device by the FDA for treatment of burns. We have applied to the FDA late last year for an Orphan designation as a biologic/drug for PermaDerm®. In June of 2012, the FDA granted Orphan Status for the PermaDerm® product. Such a designation has certain benefits to the recipient, but these do not include the immediate commercialization of the product. We will still need to work with the FDA for the development of the product, now with the advantages of the Orphan designation. We hope to initiate clinical trials in the first half of 2013 with submission to the FDA for Orphan Product approval for PermaDerm® anticipated by the end of 2013. We intend to apply for Biological License Approval in 2014. The major difference between commercialization as an Orphan Product and a full Biological License Approval is the Orphan Product has additional FDA reporting requirements and additional procedural administration steps in order to use the product on specific patients such as IRB approval for each patient.

The second product is anticipated to be TempaDerm®. TempaDerm® uses cells obtained from human donors to allow the development of banks of cryopreserved (frozen) cells and cultured skin substitute to provide a continuous supply of non-allogenic skin substitutes to treat much smaller wound areas on patients such as ulcers. This product has applications in the treatment of chronic skin wounds such as diabetic ulcers, decubitus ulcers and venous stasis ulcers. This product is in the early development stage and does not have FDA approval.

We believe the technology has many different uses beyond the burn indication. The other uses include chronic wounds, reconstructive surgery and the individual components of the PermaDerm® technology such as tendon wraps made of collagen or temporary coverings to protect the patients from infections while waiting for PermaDerm®. The collagen technology used for PermaDerm® is a wide-open field in wound healing and uses such as stem cell grafting substrates. It is important to know that all of these above are products by themselves regardless of whether PermaDerm® is approved for burns. We could pursue any or all of them independently if financing permitted. Even if PermaDerm® was not approved for burn treatments, it could be approved for chronic wounds or reconstruction.

On May 17, 2012, we received a letter from Lonza alleging that we are delinquent in payments in the amount of $783,588 under the Agreement. After extensive discussions and correspondence with Lonza, we responded to the letter on July 20, 2012, explaining that such payments are not due and detailing the various instances of breach committed by Lonza under the Agreement. We in turn received a response from Lonza on July 26, 2012 alleging that the Agreement has been terminated. We have since ceased communications on the project with Lonza’s staff while we are working on coming up with a solution to the dispute.

There is an ongoing dispute with Lonza about the performance and payment obligations under the Agreement. The $783,588 claimed due by Lonza is a material exposure given our current financial condition. We may be required to seek another manufacturer in the event that this dispute is not resolved or Lonza is unable or unwilling to manufacture the products as a result of this dispute.

The Agreement with Lonza

The Agreement contemplates that, upon receipt of the full FDA approval, in the second stage of the transaction, we will execute a Stock Purchase Agreement pursuant to which we will purchase all of the outstanding stock of Cutanogen from Lonza for an additional purchase price of $2 million. Cutanogen holds certain patents (“Cutanogen Patents”) and exclusive licenses (the “Cutanogen Licenses”) to patent rights (“Patent Rights”) owned by The Regents of the University of California, the University of Cincinnati, and Shriners Hospital for Children related to the commercialization of PermaDerm®. Upon our acquisition of Cutanogen, we will obtain beneficial use of the Cutanogen Licenses. The beneficial use will extend globally.

Included in the initial payment made under the Know-How License Agreement is assistance from Lonza to seek approval from the FDA to enable the commercial sale of PermaDerm® in the U.S., and later for approval in foreign jurisdictions for commercial sale of PermaDerm® throughout the world. Depending on how the dispute with Lonza is resolved, we intend to create and implement a strategy to conduct human clinical trials and to assemble and present the relevant information and data in order to obtain the necessary BLA approvals for PermaDerm® and possible related products.

When Lonza acquired Cutanogen, it inherited milestone payment obligations to the former Cutanogen shareholders in the total amount of up to $4.8 million. These payments are owed as PermaDerm® is moved through the FDA approval process. As a result, our deal with Lonza will ultimately include paying those milestones plus the $2 million to Lonza.

The table below sets forth the milestone payments that may be required to expend to acquire the Cutanogen Licenses for commercialization.

Milestone	Regenicin to pay to Lonza	Lonza to pay Cutanogen	Service provided or rights transfer
Initial Payment July 2010 paid	$3, 000,000	NA	Contract for know-how license and exclusive ability to purchase Cutanogen Corporation
Submission Orphan application (pediatric)	$650,000	$650,000	Milestone payment to Cutanogen
Orphan approval (pediatric)	$650,000	$650,000	Milestone payment to Cutanogen
First commercial sale	$1,000,000	$1,000,000	Milestone payment to Cutanogen
Submission of BLA application (Adult)	$1,000,000	$1,000,000	Milestone payment to Cutanogen
Approval of BLA: New Biologic Approval (NBA) (Adult);	$1,500,000	$1,500,000	Milestone payment to Cutanogen
Full approval (NBA)	$2,000,000		Transfer of global licenses, know-how and patent rights to Regenicin.

Obligations under the Agreement

Lonza’s obligations under the agreement include the following: provide Know-How (information in support of a clinical trial for PermaDerm®, including, without limitation, information relating to product specifications, manufacturing, testing, facilities, etc); and monitor prosecution and maintenance of patent rights and maintain the licenses under agreement relating to PermaDerm®.

Our obligations under the agreement include the following: reimburse Lonza for transferring Know-How; conduct pre-clinical and clinical trials; apply for and obtain approval from the FDA for commercial sales of PermaDerm®; and reimburse Lonza for monitoring prosecution of patent rights and for maintaining the licenses under agreement relating to PermaDerm®.

We are also obligated to pay Lonza 33% of the grant monies related to the clinical trial and commercialization of PermaDerm®.

DOD Grant

The U.S. Department of Defense has awarded to Lonza more than $16.9 million in funding for the development and commercialization of PermaDerm® for the treatment of severe burns among U.S. troops and civilians. PermaDerm® has already been used to treat more than 150 pediatric catastrophic burn victims through an Investigation Device Exemption (IDE) issued by the FDA. Submission for approval will take place in the near future when we are able to supply clinical data. The DOD supported clinical trial will include 10 adult males between the ages of 18 and 40 with full thickness burns over 50% of their Total Body Surface Area. The trial is expected commence in the first half of 2013. The objective of the trial is to obtain both Orphan Product and Biological License Application (BLA) approval for adults and children.

The government grant received by Lonza Walkersville reduces our cost to get the product approved through the FDA. The contract awarded to Lonza covers two-thirds of the fees that we would typically be expected to pay for product development and clinical supplies. However, the DOD contract for $16.9 million is not only for PermaDerm® development and clinical supplies; there are additional items in the contract for which Regenicin is not involved. These additional items include capital improvements, additional clinical sites, travel and administrative expenses, among others.

The DOD contract with Lonza was not renewed beyond the initial 2 year contract period. There are still additional funds from The Armed Forces Institute for Regenerative Medicine (AFIRM) available for the clinical trials. In addition, as explained below, the FDA has granted Orphan designation which should greatly reduce the time and cost of the clinical trials.

As we explained above, there has been a dispute between us and Lonza, among other things, about the amount of payments due as a result of the DOD grants. We are currently working with Lonza to come to a mutually beneficial agreement.

Manufacturing & Distribution

In the second stage of the Lonza Transaction, it is anticipated that we will implement a Manufacturing Agreement with Lonza for PermaDerm® and Lonza will be compensated for manufacturing PermaDerm®. It is anticipated that manufacturing will take place in the United States (Maryland) for those products being used in the US. Lonza also has facilities in Belgium and Singapore that could be qualified to also manufacture product. Products will be normally shipped directly by Lonza to treating physicians.

We may be required to seek another manufacturer in the event that the dispute with Lonza is not resolved or Lonza is unable or unwilling to manufacture the products.

FDA Approval Process

Biological License Application

As for the Orphan Biological License Application (BLA) approval in adults and pediatrics, the DOD grant is designed to cover the majority of the expenses related to the approval process. We expect that Lonza will receive payments during the next year from AFIRM to pay for a portion of the clinical trials and to cover the cost of fabricating the cultured skin product. Our burden of that expense, 33%, was paid to Lonza in August 2010.

We believe there is antidotal data from the previous child studies showing the product is safe. The clinical trials that we want to pursue now are designed to demonstrate statistical significance efficacy and safety. So we believe 10 patients will be adequate to demonstrate PermaDerm® is safe and efficacious for burns. The BLA approval process is as follows.

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
  IND application. The IND is asking the FDA for permission to treat patients with our candidate product PermaDerm® to treat full thickness burns covering greater than 50% Total Body Surface Area. The FDA has requested additional information and clarification of the Application filed in July 2012. A response is being prepared to answer the questions from the FDA.
  Clinical trial. If the FDA says that the applicant may proceed with the clinical trial, patients are treated and data is collected about safety and efficacy as you described in your protocol as submitted with your t-IND. The trial currently designed will use 10 patients. Although these patients will be observed for up to 1 year following treatment we will be able to report the safety and grafting results necessary for approval without the one year follow up data. The main part of the data to be looked at for approval along with the treatment period is, in our case, three months. After three months the balance of the time is an observation period. We do not expect to see anything significant during the observation period that would affect the outcome of the trial.
  At the end of the clinical trial we will submit a Biological License Application. The FDA will typically review and respond within 180 days when there is a minimum amount of data. This data is considered minimum in our case compared to some drugs which have patient data of thousands of people. Our study is very straight forward either the graft is positive on the patient or it is required to be grafted again. We have observed very positive results when treating children so we are quite optimistic that it will be able to demonstrate efficacy with a minimum number of patients. So it is possible to have Orphan Product approval in 2013 followed with a BLA approval in 2014. Efficacy of PermaDerm® defined as the graft adhered to and closed the patient wound and remained viable similar to a split thickness Allograft.

Orphan Designation

In June of 2012, the FDA granted Orphan Status as a biologic/Drug for the PermaDerm® product. Such a designation has certain benefits to the recipient, but these do not include the immediate commercialization of the product. We will still need to work with the FDA for the development of the product, now with the advantages of the Orphan designation.

Incentives to orphan drugs providers in terms of R&D, intellectual property and marketing

Granting orphan drug status may enable the sponsor to obtain the following advantages for the development of the product:

-	a 50% tax credit on the cost of clinical trials undertaken in the USA ;
-	a seven year period of marketing exclusivity following the marketing approval ;
-	some written recommendations provided by the FDA concerning clinical and preclinical studies to be completed in order to register the new drug ;
-	a fast-track procedure for the FDA to evaluate registration files ;

The availability of orphan drugs to patients before being granted a marketing approval is possible. In some cases of compassionate use, a Treatment Investigational New Drug (t-IND) may be obtained under specific conditions:

-	The drug must be intended for the treatment of a serious or life-threatening disease ;
-	No alternative drug or treatment must be available ;
-	The product must be in the process of clinical trials and in an active phase of marketing approval.

For this latter reason, t-INDs are granted for a limited period of time.

United States Chronic Wounds Market

A potential market of over $7 billion annually exists for treatment of chronic wounds (leg ulcers, bed sores, and diabetic ulcers). According to the National Pressure Ulcer Council (NOUP), chronic wounds have an incidence of 9% of the hospitalized population of those over 70 years old. At present there is currently only cadaver or porcine skin that is approved for treatment of venous stasis and diabetic ulcers. However, venous stasis and diabetic ulcers do not represent the entire market for chronic wounds, and it remains under-served. Therefore, we believe that the majority of the chronic wound market remains under-served, and that substantial opportunity exists to capture a large segment of the total chronic wound market.

We intend to focus our resources on gaining regulatory approval for the use of our products in the treatment of chronic wounds, and to develop the widespread adoption of these technologies into the marketplace. Upon successful transfer of intellectual property and adequate funding, we will initiate clinical studies for TempaDerm® with product introduction expected in 2015.

Potential Future Markets

The platform technologies may also be applied to research and diagnostic products. An additional major market for cultured skin substitutes is safety testing of consumer products to replace the use of animal testing. Prospective international licensees for this technology have been identified and a Letter of Intent is expected from both of these companies (one is the largest consumer products suppliers in the world).

Skin Research

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

Competition

Several companies have developed products that propose to approach the markets described above. Among those companies are:

·         Smith & Nephew Wound Management

·         Curative Health Services

·         Genzyme Biosurgery

·         Integra Life Sciences Corporation

·         LifeCell Corporation (Schier)

·         Organogenesis Inc.

·         Ortec International, Inc.

·         Hy-Gene

Each of these companies has a proprietary approach to these markets, but none has yet penetrated the markets fully and only 2 companies, (Integra and Life Cell) have products that are FDA approved for use in burn patients. Conversely, our products are believed to be superior in design and function and thus, provide significant advantages over the above competitors. The advantages of PermaDerm® include simultaneous delivery of Autologus epidermal keratinocytes and fibroblasts on a prefabricated collagen implant. The FDA has stated that PermaDerm® is the only permanent closing skin product. Cutanogen material has been utilized in pre-pivotal (Phase II level) studies that have been submitted to the FDA for review. We plan to initiate and conclude a pivotal multi-center study for data collection in order to assist us to obtain full market approval.

Government Regulation

The Pediatric Medical Device Safety and Improvement Act of 2007 (Public Law 110-85) provides that Orphan Product applications for pediatric use only, or for use in both pediatric and adult patients, that are approved on or after September 27, 2007, are assigned an annual distribution number (ADN) and may be sold for profit (subject to the upper limit of the ADN). In addition, once a product receives an Orphan BLA, the developer of the product receives up to seven years market exclusivity for a specific indication following the product’s approval by the FDA. The Orphan designation also requires that there be no comparable product in the market place. If we submit a Full BLA application for the product, the Orphan designation, and related market exclusivity, could be terminated early.

Unrestricted sales of PermaDerm® will require full approval after data for safety and efficacy are collected from a multi-center study. The IND that has been submitted contained a clinical protocol describing enrollment and treatment of 10 patients, and follow-up for one year. Enrollment and treatment are expected to require one year, the final 9 months of which are only a monitoring period which we believe from previous clinical subjects treated with PermaDerm® will continue to support previous data. After collection of data and submission to the FDA, six months is typically planned for FDA’s review and decision. Having an Orphan designation of which the indication is life threatening and there is an unmet need, the review time can be reduced significantly. Therefore, we plan that performance of the multi-center study and a decision from FDA less than 6 months after pre approval inspection of the manufacturing facility by FDA.

Intellectual Property

In August 2010, we paid $7,500 and obtained the rights to the trademarks PermaDerm® and TempaDerm® from KJR-10 Corp.

Employees

As of December 31, 2012, we had 5 employees.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Properties

Our principal executive offices are located at 10 High Court, Little Falls, NJ 07424. Our headquarters is located in the offices of McCoy Enterprises LLC, an entity controlled by Randall McCoy, our Chief Executive Officer. The office is attached to his residence but has its own entrances, restroom and kitchen facilities. No rent is charged.

We also maintain an office at 3 Arviba Drive, Pennington NJ 08534, which is an FDA registered, cGMP compliant FDA audited facility. This office is owned by Materials Testing Laboratory, and the principal is an employee of our company. No rent is charged.

Item 3. Legal Proceedings

On April 18, 2012, a settlement was reached in the case involving litigation between our Chief Executive Officer, Mr. Randall McCoy, and the former President, Mr. Joseph Connell in the United States District Court for the Southern District of New York.

As previously reported, on March 11, 2011, Mr. Connell filed a complaint in the Supreme Court of the State of New York (which was later removed to federal court) against Mr. Randall McCoy, us, and the members of our board of directors. We and members of the board were dismissed earlier from the proceedings and the chronology of the case is set forth in our previous filings.

As a final resolution, a Confidential Settlement Agreement and General Release (the “Settlement Agreement”) was signed by and among Mr. McCoy, Mr. Connell, us, and the board of directors. An amendment (the “Amendment”) to the Settlement Agreement was signed on April 24, 2012. Pursuant to the Settlement Agreement and Amendment, in exchange for dismissal of the pending lawsuit with prejudice and a mutual release of all claims involving all parties concerned, Mr. McCoy agreed to issue to Mr. Connell 12,500,000 shares of his common stock in our company. On April 19, 2012, 10,000,000 of the shares were transferred to Mr. Connell, with the remaining shares were assigned to his counsel in the case.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “RGIN” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc. Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA. Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending September 30, 2012
Quarter Ended	High $	Low $
September 30, 2012	0.175	0.06
June 30, 2012	0.269	0.061
March 31, 2012	0.195	0.07
December 31, 2011	0.136	0.051

Fiscal Year Ending September 30, 2011
Quarter Ended	High $	Low $
September 30, 2011	0.232	0.11
June 30, 2011	0.32	0.1151
March 31, 2011	0.83	0.2101
December 31, 2010	1.50	0.42

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

Holders of Our Common Stock

As of January 14, 2013, we had 99,994,965 shares of our common stock issued and outstanding, held by one hundred and fifteen (115) shareholders of record, with others holding shares in street name.

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

Recent Sales of Unregistered Securities

In January and February 2012, 460,000 shares of Series A Preferred were converted into 4,600,000 shares of common stock.

Effective June 21, 2012, the Company issued the holder of Note 2 one million shares of common stock as additional consideration.

On December 18, 2012, the Company issued 9,786,000 shares of its common stock for the conversion of notes payable and accrued interest.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of September 30, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	6,291,855	$0.53	0
Total	6,291,855	$0.53	0

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

We also have the following warrants outstanding at September 30, 2012:

	Exercise	Expiration
Warrants	Price	Date
672,500	$0.15	2018
10,000	$0.75	2016
66,667	$1.50	2016

749,167
11

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

Results of Operations for the Years Ended September 30, 2012 and 2011

We generated no revenues from September 6, 2007 (date of inception) to September 30, 2012. We do not expect to generate revenues until we are able to obtain FDA approval of PermaDerm® , and thereafter acquire the license rights to sell products associated with that technology.

We incurred operating expenses of $2,358,939 for the year ended September 30, 2012, compared with operating expenses of $4,039,618 for the year ended September 30, 2011. Our operating expenses decreased in 2012 from 2011, and are compared as follows:

Operating Expenses	September 30, 2012	September 30, 2011
Legal and Accounting	$477,195	$580,553
Public Relations and Marketing Support	$—	$329,412
Salaries, Wages and Payroll Taxes	$684,075	$821,336
Consulting and Computer Support	$33,600	$1,300,313
Office Expenses and Miscellaneous	$31,264	$31,203
Travel	$29,901	$88,444
Insurance	$87,335	$72,177
Website Expenses	$647	$5,704
Research and Development	$964,817	$518,902
Registration Penalty	$—	$250,203
Employee Benefits	$50,105	$41,371

We incurred stock based compensation of $-0- and $1,248,637 for the years ended September 30, 2012 and 2011 from the issuance of common stock, warrants and options to our directors, officers and third-party consultants. Such amounts are included above under consulting.

We incurred other expenses of $787,719 for the year ended September 30, 2012, as compared to $6,875 for the year ended September 30, 2011. Our other expenses for both periods consisted of interest expense. Interest expense for 2012 and 2011 included $673,569 and $0, respectively, to reflect the amortization of debt discounts and beneficial conversion features of the various notes payable issued.

We incurred a net loss of $3,146,658 for the year ended September 30, 2012, as compared with a net loss of $4,046,493 for the prior year.

Liquidity and Capital Resources

As of September 30, 2012, we had cash of $34,074 and $4,396 as of September 30, 2011.

Operating activities used $1,058,929 in cash for the year ended September 30, 2012. The decrease in cash was primarily attributable to funding the loss for the year.

Financing activities provided $1,088,607 for the year ended September 30, 2012 and consisted of $1,105,690 in proceeds from notes payable and $61,200 in advances from related parties, offset by the repayment of the insurance premium financings of $65,083 and the repayment of $13,200 of other loans and related party loans.

We have issued various promissory notes in the past year to meet our short term demands. In the past year, we have raised approximately $1,250,000 in proceeds from the sale of these notes, the terms of which are provided in the notes to the financial statements accompanying this Annual Report. While this source of bridge financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, acquire the technology and implement our business plan. Our long term financial needs are estimated at $8 to $10 million. This should provide us with adequate funding to support clinical trials of PermaDerm®, acquisition of Cutanagen stock, operating business expenses and current debt.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $8.2 million for the period September 6, 2007 (inception date) through September 30, 2012, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Intangible Assets:

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of September 30, 2012 and 2011
F-3	Statements of Operations for the years ended September 30, 2012 and September 30, 2011, and the period from inception to September 30, 2012
F-4	Statement of Stockholders’ (Deficiency) Equity for period from inception to September 30, 2012
F-5	Statements of Cash Flows for the years ended September 30, 2012 and September 30, 2011, and the period from inception to September 30, 2012
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Regenicin, Inc.

We have audited the accompanying balance sheets of Regenicin, Inc. (a development stage company) (the “Company”) as of September 30, 2012 and 2011 and the related statements of operations, changes in stockholders’ (deficiency) equity and cash flows for the years then ended and for the period from September 6, 2007 (inception date) through September 30, 2012.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.    The statements of operations, changes in stockholders’ (deficiency) equity and cash flows of the Company for the period from September 6, 2007 (inception date) through September 30, 2009 were audited by other auditors whose report dated January 6, 2010 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011 and the results of their operations and cash flows for the years then ended and for the period from September 6, 2007 (inception date) through September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

January 15, 2013

REGENICIN, INC.

(A Development Stage company)

BALANCE SHEETS

	September 30, 2012	September 30, 2011

ASSETS
CURRENT ASSETS
Cash	$34,074	$4,396
Prepaid expenses and other current assets	54,339	73,630

Total current assets	88,413	78,026

Intangible assets	3,007,500	3,007,500

Total assets	$3,095,913	$3,085,526

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) E QUITY
CURRENT LIABILITIES
Accounts payable	$1,655,052	$739,327
Accrued expenses	1,132,840	658,251
Note payable - insurance financing	42,160	60,243
Bridge financing (net of discount of $133,057 and -0-)	652,343	—
Loan payable	10,000	10,000
Loans payable - related parties	58,000	—

Total current liabilities	3,550,395	1,467,821

Total liabilities	3,550,395	1,467,821

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY) EQUITY
Series A 10% Convertible Preferred stock, $0.001 par value,5,500,000 shares authorized; 885,000 issued and outstanding	885	1,345
Common stock, $0.001 par value; 200,000,000 shares authorized; 93,836,324 and 88,236,324 issued, respectively; 89,407,964 and 83,807,964 outstanding, respectively	93,837	88,237
Common stock to be issued; 7,363,281 and -0- shares	368,326	—
Additional paid-in capital	7,274,799	6,573,794
Deficit accumulated during development stage	(8,187,901)	(5,041,243)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)

Total stockholders' (deficiency) equity	(454,482)	1,617,705

Total liabilities and stockholders' (deficiency) equity	$3,095,913	$3,085,526

See Notes to Financial Statements.

REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF OPERATIONS

	Year Ended September 30, 2012	Year Ended September 30, 2011	September 6, 2007 (Inception Date) Through September 30, 2012

Revenues	$—	$—	$—

Operating expenses
Research and development	964,817	518,902	1,483,717
General and administrative	1,394,122	2,272,079	4,404,845
Stock based compensation - general and administrative	—	1,248,637	1,248,637

Total operating expenses	2,358,939	4,039,618	7,137,199

Loss from operations	(2,358,939)	(4,039,618)	(7,137,199)

Other expenses
Interest expense, including amortization of beneficial conversion feature	(787,719)	(6,875)	(1,050,700)

Total Other Expenses	(787,719)	(6,875)	(1,050,700)

Net loss	(3,146,658)	(4,046,493)	(8,187,899)

Preferred stock dividends	(108,134)	(1,371,110)	(1,262,976)

Net loss attibutable to common stockholders	$(3,254,792)	$(5,417,603)	$(9,450,875)

Basic and diluted loss per share:	$(0.04)	$(0.06)

Weighted average number of shares outstanding: Basic and diluted	88,963,643	84,716,738

See Notes to Financial Statements.

REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY

	Convertible Preferred Stock		Common Stock		Common Stock To	Discount on Common	Additional Paid-in	Deficit Accumulated During The Development	Treasury
	Shares	Amount	Shares	Amount	Be Issued	Stock	Capital	Stage	Stock	Total

Balances at September 6, 2007 (Inception Date)	—	$—	—	$—	$—	$—	$—	$—	$—	$—

Issuance of common stock for cash	—	—	73,100,000	73,100	—	(30,100)	—	—	—	43,000
Net loss	—	—	—	—	—		—	(4,000)	—	(4,000)

Balances at September 30, 2007	—	—	73,100,000	73,100	—	(30,100)	—	(4,000)	—	39,000

Net loss	—	—	—	—	—	—	—	(44,500)	—	(44,500)

Balances at September 30, 2008	—	—	73,100,000	73,100	—	(30,100)	—	(48,500)	—	(5,500)

Net loss	—	—	—	—	—	—	—	(11,000)	—	(11,000)

Balances at September 30, 2009	—	—	73,100,000	73,100	—	(30,100)	—	(59,500)	—	(16,500)

Shares issued for conversion of debt owed to stockholder	—	—	7,650,000	7,650	—	(5,400)	—	—	—	2,250
Shares issued under Security Purchase Agreement	—	—	4,035,524	4,036	—	35,500	2,093,356	—	—	2,132,892
Shares issued for conversion of Bridge Notes Payable	—	—	1,612,903	1,613	—	—	748,387	—	—	750,000
Shares issued for conversion of interest on Bridge Notes Payable	—	—	7,830	8	—	—	3,634	—	—	3,642
Beneficial conversion feature on Bridge Notes Payable	—	—	—	—	—	—	251,214	—	—	251,214
Forgiveness of officers' loans related to sale of prior business	—	—	—	—	—	—	20,250	—	—	20,250
Net loss	—	—	—	—	—	—	—	(935,250)	—	(935,250)
Balances at September 30, 2010	—	—	86,406,257	86,407	—	—	3,116,841	(994,750)	—	2,208,498

Issuance of common stock for cash, net	—	—	623,400	623	—	—	391,150	—	—	391,773

Issuance of common stock for services	—	—	540,000	540	—	—	359,935	—	—	360,475

Issuance of Series A convertible preferred stock	1,345,000	1,345	—	—			2,679,055	—	—	2,680,400

Shares issued for conversion of amounts owed to a related party	—	—	666,667	667	—	—	505,333	—	—	506,000

Common stock returned to treasury	—	—		—	—	—	4,428	—	(4,428)	—

Amortization of stock based compensation	—	—	—	—	—	—	888,162	—	—	888,162

Preferred stock dividends	—	—	—	—	—	—	(1,371,110)	—	—	(1,371,110)

Net loss	—	—	—	—	—	—	—	(4,046,493)	—	(4,046,493)
Balances at September 30, 2011	1,345,000	1,345	88,236,324	88,237	—	—	6,573,794	(5,041,243)	(4,428)	1,617,705

Preferred stock dividends	—	—	—	—	—	—	(108,134)	—	—	(108,134)

Shares to be issued in connection with conversion of debt and accrued interest	—	—	—		368,326	—	—	—	—	368,326

Shares to be issued as additional consideration for note payable			1,000,000	1,000	—		55,250			56,250

Conversion of preferred stock to common stock	(460,000)	(460)	4,600,000	4,600			(4,140)			—

Warrants to be issued in connection with conversion of debt	—	—	—	—	—	—	7,653	—	—	7,653

Beneficial conversion features on bridge financing	—	—	—	—	—	—	750,376	—	—	750,376

Net loss	—	—	—	—	—	—	—	(3,146,658)	—	(3,146,658)
Balances at September 30, 2012	885,000	$885	93,836,324	$93,837	$368,326	—	$7,274,799	$(8,187,901)	$(4,428)	$(454,482)

See Notes to Financial Statements.

REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2012	Year Ended September 30, 2011	September 6, 2007 (Inception Date) Through September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,146,658)	$(4,046,493)	$(8,187,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	63,903	—	63,903
Accrued interest on notes and loans payable	104,350	—	104,350
Amortization of beneficial conversion features	617,319	—	868,533
Stock based compensation	—	1,248,637	1,248,637
Changes in operating assets and liabilities
Prepaid expenses and other current assets	66,291	12,583	52,902
Accounts payable	915,725	517,565	1,655,052
Accrued expenses	320,141	493,156	955,924

Net cash used in operating activities	(1,058,929)	(1,774,552)	(3,238,598)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	—	—	(3,007,500)

Net cash used in investing activities	—	—	(3,007,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	1,105,690	115,000	2,120,690
Repayments of notes payable	(10,000)	(235,000)	(245,000)
Proceeds from loans from related parties	61,200	187,211	567,200
Repayments of loans from related party	(3,200)		(3,200)
Repayments of notes payable - insurance financing	(65,083)	—	(65,083)
Proceeds from the sale of common stock	—	467,550	3,012,575
Proceeds from the sale of Series A convertible preferred stock	—	1,180,000	1,180,000
Payments of expenses relating to the sale of common stock	—	(75,777)	(444,910)
Payment of expenses relating to the sale of convertible preferred stock	—	(9,600)	(9,600)
Proceeds from loans payable	—	145,000	145,000
Proceeds from advances from officer	—	—	22,500

Net cash provided by financing activities	1,088,607	1,774,384	6,280,172

NET INCREASE (DECREASE) IN CASH	29,678	(168)	34,074

CASH - BEGINNING OF PERIOD	4,396	4,564	—

CASH - END OF PERIOD	34,074	$4,396	$34,074

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,019	$6,875

Non-cash activities:

Preferred stock dividends	$108,134	$1,371,110

Shares to be issued in connection with conversion of debt and accrued interest	$368,326	$—

Conversion of preferred stock to common stock	$460	$—

Insurance premium financed	$47,000	$60,243

Issuance of common stock for the conversion of amounts owed to related party	$—	$506,000

Conversion of notes payable into Series A convertible preferred stock	$—	$165,000

Treasury stock	$—	$4,428

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

The first product, PermaDerm®, is the only tissue-engineered skin prepared from autologous (patient’s own) skin cells. It is a combination of cultured epithelium with a collagen-fibroblast implant that produces a skin substitute that contains both epidermal and dermal components. This model has been shown in preclinical studies to generate a functional skin barrier and in clinical studies to promote closure and healing of burns. Clinically, the Company believes self-to-self skin grafts for permanent skin tissue are not rejected by the immune system of the patient, unlike with porcine or cadaver grafts in which immune system rejection is an important possibility. PermaDerm® was initially designated as an Orphan Device by the FDA for treatment of burns. The Company has applied to the FDA late last year for an Orphan designation as a biologic/drug for PermaDerm®. In June of 2012, the FDA granted Orphan Status for the PermaDerm® product. Such a designation has certain benefits to the recipient, but these do not include the immediate commercialization of the product. The Company will still need to work with the FDA for the development of the product, now with the advantages of the Orphan designation. The Company hopes to initiate clinical trials in the first half of 2013 with submission to the FDA for Orphan Product approval for PermaDerm® anticipated by the end of 2013. The Company intends to apply for Biological License Approval in 2014. The major difference between commercialization as an Orphan Product and a full Biological License Approval is the Orphan Product has additional FDA reporting requirements and additional procedural administration steps in order to use the product on specific patients such as IRB approval for each patient.

The second product is anticipated to be TempaDerm®. TempaDerm® uses cells obtained from human donors to allow the development of banks of cryopreserved (frozen) cells and cultured skin substitute to provide a continuous supply of non-allogenic skin substitutes to treat much smaller wound areas on patients such as ulcers. This product has applications in the treatment of chronic skin wounds such as diabetic ulcers, decubitus ulcers and venous stasis ulcers. This product is in the early development stage and does not have FDA approval.

The Company’s management believes the technology has many different uses beyond the burn indication. The other uses include chronic wounds, reconstructive surgery and the individual components of the PermaDerm® technology such as tendon wraps made of collagen or temporary coverings to protect the patients from infections while waiting for PermaDerm®. The collagen technology used for PermaDerm® is a wide-open field in wound healing and uses such as stem cell  grafting substrates. It is important to know that all of the technologies mentioned above are products by themselves regardless of whether PermaDerm® is approved for burns. The Company could pursue any or all of them independently if financing permitted. Even if PermaDerm® was not approved for burn treatments, it could be approved for chronic wounds or reconstruction.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $8.2 million from inception, expects to incur further losses in the development of its business, and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Intangible assets:

Intangible assets, which include purchased licenses, patents and patent rights, are stated at cost and will be amortized using the straight-line method over their useful lives based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater (see Note C). Such amortization will begin once the Company has a saleable product.

The Company reviews intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. The Company did not record any impairment charges in the years ended September 30, 2012 and 2011

Research and development:

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of September 30,
	2012	2011
Options	5,542,688	5,542,688
Warrants	1,269,842	2,927,567
Convertible preferred stock	19,354,000	13,450,000
Convertible debentures	7,746,274	-0-

Fair Value of Financial Instruments:

Substantially all of the Company’s financial instruments, consisting primarily of accounts payable, accrued expenses, bridge financing and loans payable are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

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

Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation - Stock Compensation ..” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model.

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

The Company has adopted the provisions of FASB ASC 740-10-05 "Accounting for Uncertainty in Income Taxes." The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Recently Issued Accounting Pronouncements:

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE C - INTANGIBLE ASSETS

In July 2010, the Company entered into an agreement with Lonza for the exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the FDA for the commercial sale of various products described above.

The Company paid Lonza $3,000,000 for the exclusive know-how license and assistance to seek approval from the FDA for the commercial sale of PermaDerm® in the U.S., and later for approval in foreign jurisdictions for commercial sale of PermaDerm® throughout the world. In conjunction with Lonza, the Company’s management intends to create and implement a strategy to conduct human clinical trials and to assemble and present the relevant information and data in order to obtain the necessary approvals for PermaDerm® and possible related products.

See Note J below.

In August 2010, the Company paid $7,500 and obtained the rights to the trademarks PermaDerm® and TempaDerm® from KJR-10 Corp.

NOTE D - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,
	2012	2011
Registration penalty	$250,203	$250,203
Salaries and payroll taxes	569,412	286,488
Professional fees	130,450	95,450
Accrued dividends	134,244	26,110
Interest	46,312	-
Other	2,219	-
	$1,132,840	$658,251

NOTE E - LOANS PAYABLE

Loan Payable:

In February 2011, certain investors advanced a total of $85,000. These loans do not bear interest and are due on demand. In June 2011, the Company repaid $75,000 of the advances from the proceeds of the Preferred Stock Offering (see Note I). At both September 30, 2012 and 2011, loan payable totaled $10,000.

Loans Payable – Related Parties:

In October 2011, Craig Eagle, a director of the Company, advanced the Company $35,000. The loan does not bear interest and is due on demand. At September 30, 2012, the loan balance was $35,000.

In February 2012, John Weber, the Company’s Chief Financial Officer, advanced the Company $13,000 and another $10,000 in April 2012. The loan does not bear interest and is due on demand. At September 30, 2012, the loan balance was $23,000

NOTE F - NOTES PAYABLE

Note Payable - Insurance Financing:

In August 2011, the Company financed certain insurance premiums totaling $60,243. The note was payable over a nine-month term. At September 30, 2012, the note balance was repaid in full in accordance with the original terms. At September 30, 2011, the note balance was $60,243.

In August 2012, the Company renewed its policy and financed premiums totaling $47,000. The new note is payable over a nine-month term. At September 30, 2012, the balance owed under the new note was $42,160.

Bridge Financing:

On October 12, 2011, the Company issued a $10,000 secured promissory note (“Note 1”) to NPNC Management LLC, a company whose principals also represent the Company as securities counsel. Note 1 bore interest at the rate of 5% per annum and was due on June 14, 2012. Note 1 was secured by the Company’s assets. At September 30, 2012, the Note 1 balance including interest was repaid in full.

On December 21, 2011, the Company issued a $150,000 promissory note (“Note 2”) to an individual. Note 2 bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% will be charged on any late payments. At maturity, the Company was supposed to issue one million shares of common stock as additional consideration. The shares have been issued. For financial reporting purposes, the Company recorded a discount of $56,250 to reflect the value of these shares. The discount was amortized over the term of Note 2. Note 2 was not paid at the maturity date. At September 30, 2012, the Note 2 balance was $175,000.

On January 18, 2012, the Company issued a $165,400 convertible promissory note (“Note 3”) to an individual. Note 3 bore interest at the rate of 5% per annum and was due on June 18, 2012. Note 3 and accrued interest thereon was convertible into units at a conversion price of $2.00 per unit. A unit consisted of one share of Series A Convertible Preferred Stock (“Series A Preferred”) and a warrant to purchase one-fourth (1/4), or 25% of one share of common stock. For financial reporting purposes, the Company recorded a discount of $6,686 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 3. Upon maturity, Note 3 was not automatically converted and the Units were not issued. Instead, in October 2012, a new note was issued with a six month term. The new note bears interest at the rate of 8% per annum and the principal and accrued interest thereon are convertible into shares of common stock at a rate of $0.05 per share. In addition, at the date of conversion, the Company will issue two-year warrants to purchase an additional 500,000 shares of common stock at $0.10 per share. At September 30, 2012, the Note 3 balance was $165,400.

On January 27, 2012, the Company issued a $149,290 convertible promissory note (“Note 4”) to an individual. Note 4 bore interest at the rate of 8% per annum and was due on March 31, 2012. Note 4 and accrued interest thereon was convertible into shares of common stock at a rate of $0.05 per share. In addition, at the date of conversion, the Company was to issue two-year warrants to purchase an additional 500,000 shares of common stock at $0.10 per share. On March 31, 2012, Note 4 and the accrued interest became due and the Company was supposed to issue 3,027,683 shares of common stock. The Company did not issue the common stock and as such, the shares have been classified as common stock to be issued. In addition, the warrants to purchase 500,000 shares were not issued. For financial reporting purposes, the Company recorded a discount of $7,653 to reflect the value of the warrants and a discount of $149,290 to reflect the value of the beneficial conversion feature

In March 2012, the Company issued a series of convertible promissory notes (“Notes 5-9”) totaling $186,000 to four individuals. Notes 5-9 bore interest at the rate of 33% per annum and were due in August and September 2012. Notes 5-9 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $186,000 to reflect the beneficial conversion features. The discounts were amortized over the terms of Notes 5-9. At maturity, the principal and interest automatically converted and the Company was supposed to issue 4,335,598 shares of common stock. As of September 30, 2012, the shares have not been issued. As such, the shares have been classified as common stock to be issued. In December 2012, the Company issued 4,079,000 shares to the note holders.

In April 2012 through June 2012, the Company issued a series of convertible promissory notes (“Notes 10-18”) totaling $220,000 to nine individuals. Notes 10-18 bear interest at the rate of 33% per annum and are due in October through November 2012. Notes 10-18 and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $215,900 to reflect the beneficial conversion features. The discounts are being amortized over the terms of Notes 10-18. At September 30, 2012, Notes 10-18 balances were $179,884, net of debt discounts of $40,116. In December 2012, the Company issued 5,124,000 shares of its common stock for the conversion of principal and accrued interest through the various maturity dates of the notes.

In April 2012, the Company issued a convertible promissory notes (“Note 19”) totaling $25,000 to an individual for services previously rendered. Note 19 bears interest at the rate of 33% per annum and is due in October 2012. Note 19 and accrued interest thereon is convertible into shares of common stock at the rate of $0.05 per share and automatically converts on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded a discount of 24,837 to reflect the beneficial conversion feature. The discount is being amortized over the term of Note 19. At September 30, 2012, the Note 19 balance was $24,369, net of a debt discount of $631. In December 2012, the Company issued 582,500 shares of its common stock for the conversion of principal and accrued interest through the maturity date.

In July 2012, the Company issued a series of convertible promissory notes (“Notes 20-22”) totaling $100,000 to three individuals. Notes 20-22 bear interest at the rate of 10% per annum and are due in January 2013. Notes 20-22 and accrued interest thereon are convertible into shares of common stock at the rate of $0.10 per share and automatically convert on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $67,500 to reflect the beneficial conversion features. The discounts are being amortized over the terms of Notes 20-22. At September 30, 2012, Notes 20-22 balances were $65,842, net of debt discounts of $34,158.

 In July 2012, the Company issued a convertible promissory note (“Note 23”) totaling $100,000 to an individual. Note 23 bears interest at the rate of 8% per annum and is due in January 2013. Note 23 and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity date, unless paid sooner by the Company. In addition, at the date of conversion, the Company is to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share For financial reporting purposes, the Company recorded a discount of $100,000 to reflect the beneficial conversion feature. The discount is being amortized over the term of the Note. At September 30, 2012, the Note 23 balance was $41,848, net of a debt discount of $58,152.

In December 2012, the Company issued a convertible promissory note (“Note 24”) totaling $100,000 to an individual. Note 24 bears interest at the rate of 10% per annum and is due in June 2013. Note 24 and accrued interest thereon is convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company.

Promissory Note:

In October 2012, the Company issued a promissory note to a financial institution (the “Lender”) to borrow up to a maximum of $225,000. The note bears interest so that the Company would repay a maximum of $250,000 at maturity, which correlated to an effective rate of 10.59%. Material terms of the note include the following:

1.	The Company shall receive a $50,000 loan upon the signing of the note. The Company received such funds in October 2012.
2.	The Lender may make additional loans in such amounts and at such dates at its sole discretion.
3.	The maturity date of each loan is one year after such loan is received.
4.	The original interest discount is prorated to each loan received.
5.	Principal and accrued interest is convertible into shares of the Company’s common stock as described in the promissory note. Unless otherwise agreed to in writing by both parties, at no time can the Lender convert any amount of the principal and/or accrued interest owed into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding.
6.	There is a one-time interest payment of 10% of amounts borrowed that is due at the maturity date of each loan.
7.	At all times during which the note is convertible, the Company shall reserve from its authorized and unissued common stock to provide for the issuance of common stock under the full conversion of the promissory note. The Company will at all times reserve at least 13,000,000 shares of its common stock for conversion.
8.	The Company agreed to include on its next registration statement it files, all shares issuable upon conversion of balances due under the promissory note. Failure to do so would result in liquidating damages of 25% of the outstanding principal balance of the promissory note but not less than $25,000.

NOTE G - RELATED PARTY TRANSACTIONS

Officers:

The Company’s principal executive offices are located in Little Falls, New Jersey. The headquarters is located in the offices of McCoy Enterprises LLC, an entity controlled by Mr. McCoy. The office is attached to his residence but has its own entrances, restroom and kitchen facilities.

The Company also maintains an office in Pennington, New Jersey, which is the materials and testing laboratory. This office is owned by Materials Testing Laboratory, and the principal is an employee of the Company.

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

For the years ended September 30, 2012 and 2011, the Company did not incur any fees to TBG.

In fiscal 2011, the Company borrowed additional funds from TBG.  Effective December 30, 2010, the Company and TBG signed a settlement agreement by which TBG accepted 666,667 shares of common stock in exchange for all monies owed TBG to date (approximately $506,000). These shares were previously issued as part of the October 28, 2010 offering. In addition, the Company orally agreed to pay a $200,000 success fee to TBG if the Company raises the remaining $3.5 million being offered in its current offering that commenced on October 28, 2010 (see Note I).

NOTE H - INCOME TAXES

At September 30, 2012, the Company had available approximately $5.9 million of net operating loss carry forwards which expire in the years 2028 through 2031.

Significant components of the Company’s deferred tax assets at September 30, 2012 and 2011 are as follows:

	2012	2011
Net operating loss carry forwards	$2,348,856	$1,446,010
Stock based compensation	355,265	355,265
Accrued expenses	199,980	114,595

Total deferred tax assets	2,904,101	1,915,870
Valuation allowance	(2,904,101)	(1,915,870)

Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these deferred tax assets as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the above stated items.

The following is a reconciliation of the Company’s income tax rate using the federal statutory rate to the actual income tax rate as of September 30, 2012 and 2011:

	2012	2011
Federal tax rate	(34%)	(34%)
Effect of state taxes	(6%)	(6%)
Permanent differences	9%	--
Net operating loss carry forward	31%	40%
Total	0%	0%

At September 30, 2012 and 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2012 and 2011, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal income tax returns under a statute of limitations. The 2008 through 2011 tax years generally remain subject to examination by federal and state tax authorities. The Company has not filed any of its state income tax returns since inception. Due to recurring losses, management believes that once such returns are filed, the Company would incur state minimum tax liabilities that were not deemed material to accrue.

NOTE I - STOCKHOLDERS’ (DEFICIENCY) EQUITY

Authorized Shares:

On October 27, 2010, the Company increased the number of authorized shares of common stock from 90,000,000 shares to 200,000,000 by amending the Articles of Incorporation.

Preferred Stock:

Series A

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has an initial stated value of $1 and was convertible into shares of the Company’s common stock at the rate of 10 for 1. Series A Preferred contains a full ratchet anti-dilution feature on the shares of common stock underlying the Series A Preferred for three years on any stock issued below $0.10 per share with the exception of shares issued in a merger or acquisition. As the Company issued common stock at $0.05 per share for the conversion of debt, the conversion rate for the Series A Preferred is now 20 to 1.

In June and July 2011, the Company issued 1,345,000 shares of Series A Preferred and 672,000 warrants in a private placement. The Company has accounted for the value of the warrants in accordance with ASC Topic 470, whereby the Company separately measured the fair value of the Series A Preferred and the warrants and allocated the total proceeds in accordance with their relative fair value at the time of issuance. The Company valued the warrants at $50,621 and such value of the warrants was recorded as a deemed dividend.

In addition, in accordance with the provisions of ASC Topic 470, the Company allocated a portion of the proceeds received to the beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the Series A Preferred and the fair value of the underlying common stock on the date the convertible preferred stock was issued. The discount resulting from the beneficial conversion feature was recorded as a deemed dividend in the amount of $1,294,379.

The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $108,134 and $26,110 for the years ended September 30, 2012 and 2011, respectively. At September 30, 2012 and 2011, dividends payable totaled $134,244 and $26,110, respectively, and are included in accrued expenses.

For the years ended September 30, 2012 and 2011, dividends and deemed dividends totaled $108,134 and $1,371,110, respectively.

In January and February 2012, 460,000 shares of Series A Preferred were converted into 4,600,000 shares of common stock.

At September 30, 2012 and 2011, 885,000 and 1,345,000 shares of Series A Preferred were outstanding, respectively.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At September 30, 2012, no shares of Series B Preferred are outstanding.

Common Stock Issuances:

On October 28, 2010, the Company offered under a Private Placement Memorandum up to 6,000,000 shares of its common stock at an offering price of $0.75 per share.  Offering expenses were estimated to be equal to 10% of the offering price.  For the period October 28, 2010 through January 12, 2011, the Company sold 623,400 shares of common stock and received gross proceeds of $467,550.

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

Stock compensation expense related to the shares totaled $360,475 for the year ended September 30, 2011.

In January and February 2012, 460,000 shares of Series A Preferred were converted into 4,600,000 shares of common stock.

Effective June 21, 2012, the Company issued the holder of Note 2 1,000,000 shares of common stock as additional consideration.

On December 18, 2012, the Company issued 9,786,000 shares of its common stock for the conversion of notes payable and accrued interest.

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

2010 Incentive Plan:

On December 15, 2010, the board of directors approved the Regenicin, Inc. 2010 Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares and performance units to the Company’s employees, officers, directors and consultants, including incentive stock options, non-qualified stock options, restricted stock, and other benefits. The Plan provides for the issuance of up to 4,428,360 shares of the Company’s common stock.

On January 6, 2011, the Company approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price of $0.62 per share, The options vest over a three-year period and expire on December 22, 2015. The Company valued the options utilizing a Black-Scholes option pricing model with the following assumptions:  share price: $0.64; exercise price: $0.62; expected volatility: 26.36%; risk-free rate: 1.11%; expected term: 3.5 years.   On May 11, 2011, the terms of the options were amended to allow for immediate vesting.

In addition, the Company approved the issuance of 2,000,000 options to a consultant at an exercise price of $0.46 per share, The options vested immediately and expire in November 2015. The Company valued the options utilizing a Black-Scholes option pricing model with the following assumptions:  share price: $0.57; exercise price: $0.46; expected volatility: 27.77%; risk-free rate: 0.72%; expected term: 3 years.

The expected life is the number of years that the Company estimates, based upon history, that options will be outstanding prior to exercise or forfeiture. Expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin No. 107. The stock volatility factor is based on the Nasdaq Biotechnology Index. The Company did not use the volatility rate for Company’s common stock as the Company’s common stock had not been trading for the sufficient length of time to accurately compute its volatility when these options were issued.

Option activity for 2012 and 2011 is summarized as follows:

	Options	Weighted Average Exercise Price
Options outstanding, October 1, 2010	—	$—

Granted	5,542,688	0.56
Forfeited	—	—

Options outstanding, September 30, 2011 and 2012	5,542,688	$0.56

Aggregate intrinsic value	$—

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

The following table summarizes information regarding stock options outstanding at September 30, 2012:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$0.46	2,000,000	4.00	$0.46	2,000,000	$0.46
$0.62	3,542,688	4.00	0.62	3,542,688	0.62

$0.46-$0.62	5,542,688	4.00	$0.56	5,542,688	$0.56

There were no option grants in 2012.

The Company recognized stock compensation expense of $-0- and $843,872 for the years ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was no unrecognized compensation cost related to non-vested options granted.

Warrants:

In January and March 2011, the Company issued 1,676,667 warrants to various consultants at exercise prices ranging from $0.10 to $1.50 per share. The warrants vested immediately and expire at various times in 2012 and 2016. The Company valued the warrants utilizing a Black-Scholes option pricing model with the following assumptions:  share price: $0.39 - $0.64; exercise price: $0.10 - $1.50; expected volatility: 13.35% - 27.56%; risk-free rate: 0.16% - 2.30%; expected term: .5 years - 3 years.

Stock compensation expense related to the warrants totaled $-0- and $44,290 for the years ended September 30, 2012 and 2011, respectively.

In March 2011, the Company issued 623,400 warrants to various investors at an exercise price of $0.50 for registration penalties relating to the October 2010 Securities Purchase Agreement (see below). The warrants vested immediately and expired in March 2012. These warrants were deemed to have minimal value utilizing a Black-Scholes option pricing model with the following assumptions:  share price: $0.36; exercise price: $0.50; expected volatility: 13.43%; risk-free rate: 0.13%; expected term: .5 years.

The expected life is the number of years that the Company estimates, based upon history, that warrants will be outstanding prior to exercise or forfeiture. Expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin No. 107. The stock volatility factor is based on the Nasdaq Biotechnology Index. The Company did not use the volatility rate for Company’s common stock as the Company’s common stock had not been trading for the sufficient length of time to accurately compute its volatility when these options were issued.

In June and July 2011, in connection with the Private Placement of Series A Preferred, the Company issued 672,000 seven-year warrants exercisable at $0.15 per share.

A summary of the warrants outstanding at September 30, 2012 is as follows:

	Exercise	Expiration
Warrants	Price	Date
672,500	$0.15	2018
10,000	$0.75	2016
66,667	$1.50	2016

749,167

Registration Penalties:

On August 16, 2010, the Company sold 4,035,524 shares of common stock as part of a Securities Purchase Agreement with certain accredited investors (the “Purchasers”) pursuant to the closing of the Private Placement Offering (the “Offering”).

Pursuant to a Registration Rights Agreement that accompanied the Securities Purchase Agreement, the Company agreed to file an initial registration statement covering the resale of the common stock no later than 45 days from the closing of the Offering and to have such registration statement declared effective no later than 180 days from filing of the registration statement.  If the Company did not timely file the registration statement, cause it to be declared effective by the required date, or maintain the filing, then each Purchaser in the offering was entitled to liquidated damages equal to 1% of the aggregate purchase price paid by such Purchaser for the securities, and an additional 1% for each month that the Company did not file the registration statement, cause it to be declared effective, or fail to maintain the filing (subject to a maximum penalty of 10% of the aggregate purchase price).  The Offering closed on August 16, 2010.  The Company did not file an initial registration statement and accrued liquidating damages from October 1, 2010.  Registration penalties totaled $250,203 for the year ended September 30, 2011.

On October 28, 2010, the Company began offering under a Private Placement Memorandum up to 6,000,000 shares of its common stock at an offering price of $0.75 per share. Purchasers in this Offering were granted registration rights under the Securities Act with respect to the shares of common stock under the terms of a registration rights agreement (the “Registration Rights Agreement”) executed in connection with the closing of the Offering. Pursuant to the Registration Rights Agreements, the Company will file a Registration Statement with the SEC registering for resale all of such shares within 30 days of the closing of the Offering. The Company further agreed to use its reasonable best efforts to have the Registration Statement declared effective within 120 days of its initial filing date.

In the event the Company was unable to file a Registration Statement covering the Registrable Securities within 30 days following the closing of the Offering, or if the Company was unable to have the Registration Statement declared effective within 120 days of its initial filing date, then as liquidated damages, the Company would grant each stockholder a warrant to purchase the aggregate number of shares purchased in the private offering at a strike price of $0.50 per share. The Offering closed on February 10, 2011. The Company had not filed a registration statement as required and issued 623,400 warrants to the investors in March 2011.

NOTE J - COMMITMENTS AND CONTINGENCIES

Lonza Transaction:

The agreement with Lonza contemplates that, upon receipt of the full FDA approval, in the second stage of the transaction, the Company will execute a Stock Purchase Agreement pursuant to which it will purchase all of the outstanding stock of Cutanogen Corporation (“Cutanogen”) from Lonza for an additional purchase price of $2 million. Cutanogen holds certain patents and exclusive licenses to patent rights owned by The Regents of the University of California, University of Cincinnati, and Shriners Hospital for Children related to the commercialization of PermaDerm®. Upon the Company’s acquisition of Cutanogen, it will obtain beneficial use of the Cutanogen licenses. The beneficial use will extend globally.

When Lonza acquired Cutanogen, it inherited milestone payment obligations to the former Cutanogen shareholders in the total amount of up to $4.8 million. These payments are owed as PermaDerm® is moved through the FDA approval process. As a result, the deal with Lonza will ultimately include paying those milestones plus the $2 million to Lonza.

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

Management cannot predict the likelihood of prevailing in the dispute with Lonza. The Company may be required to seek another manufacturer in the event that this dispute is not resolved between them or Lonza is unable or unwilling to manufacture the Company's products as a result of this dispute.

Employment Agreement:

On October 4, 2010, the Company entered into a written employment agreement with Chris Hadsall. Pursuant to the terms and conditions of the employment agreement:

Mr. Hadsall will serve as Chief Operating Officer of the Company for a period of three years;

Mr. Hadsall will earn a base salary of $120,000 for the first 12 months, and will be entitled to increases thereafter as determined by the Company’s board of directors;

Mr. Hadsall will be eligible for an annual bonus as determined by the Company’s board of directors; and

Mr. Hadsall will be entitled to participate in any employee benefit plans, as established by the Company’s board of directors.

Mr. Hadsall signed an agreement to keep certain information confidential and not compete with or solicit from the Company for a period of time.

NOTE K - LEGAL PROCEEDING

On April 18, 2012, a settlement was reached in the case involving litigation between the Company’s Chief Executive Officer, Mr. Randall McCoy, and the former President, Mr. Joseph Connell in the United States District Court for the Southern District of New York.

As previously reported, on March 11, 2011, Mr. Connell filed a complaint in the Supreme Court of the State of New York (which was later removed to federal court) against Mr. Randall McCoy, the Company, and the members of the Company’s board of directors. The Company and members of the board were dismissed earlier from the proceedings and the chronology of the case is set forth in previous filings.

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

NOTE L - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending September 30, 2012.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

On January 1, 2012, we appointed Dr. J. Roy Nelson to act as our Chief Science Officer. Other than described in this Annual Report, Mr. Nelson has not been a participant in, or is to be a participant in, any related-person transaction or proposed related-person transaction required to be disclosed by Item 404(a) of Regulation S-K under the Securities Exchange Act of 1934. In addition, there are no family relationships between Mr. Nelson and any of our directors or executive officers.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Randall McCoy	63	Chief Executive Officer and Director
John J. Weber	63	Interim Chief Financial Officer and Director
Chris Hadsall	38	Chief Operating Officer
Joseph Rubinfeld	80	Director
Craig Eagle	45	Director
Dr. J. Roy Nelson	65	Chief Science Officer

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

Dr. J. Roy Nelson Chief Science Officer owns and operates a FDA registered cGMP audited laboratory. The Material Testing Laboratory holds a Schedule I-V DEA drug license and with an electronic FDA submission portal. His laboratory provides material science supports for new medical devices and drug support for major pharmaceutical as well as smaller companies. In addition to numerous medical device and drug developmental projects, he has been on two FDA consent decrees remediations writing SOPs and other FDA compliance documents. He has eight years experience working with various collagen products, such as sponges. Prior to 1988 Dr. Nelson was a senior material scientist at RCA/SRI in Princeton, NJ. He has more than twenty US patents. Dr. Nelson and Mr. McCoy have worked on numerous projects together since 1979 and share co-inventor positions on various patents.

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended September 30, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Siew Mee Fam Former President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2012 2011	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0
Randall McCoy Chief Executive Officer, Principal Executive Officer and Director	2012 2011	$125,000(1) $125,000(2)	0 0	0 0	0 $31,743(3)	0 0	0 0	0 0	$156,743 $125,000
Joseph Connell Former President	2012 2011	n/a $41,830	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	0 0	n/a $41,830
John J. Weber Interim Chief Financial Officer, and Director	2012 2011	0 0	0 0	0 0	0 $31,743(3)	0 0	0 0	0 0	0 $31,743
Chris Hadsall Chief Operating Officer	2012 2011	$70,000(4) $120,000(5)	0 0	0 0	0 0	0 0	0 0	0 0	$70,000 $120,000
Dr. J. Roy Nelson	2012 2011	$150,000(6) n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	$150,000 n/a
(1)	Of the $125,000 in salary to Mr. McCoy, $51,058 remains unpaid as accrued compensation.
(2)	Of the $125,000 in salary to Mr. McCoy, $60,000 remains unpaid as accrued compensation.

(3)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC 718.

(4)	Of the $70,000 in salary to Mr. Hadsall, $20,000 remains unpaid as accrued compensation.

(5)	Of the $120,000 in salary to Mr. Hadsall, $55,000 remains unpaid as accrued compensation.

(6)	Of the $150,000 in salary to Mr. Hadsall, $65,625 remains unpaid as accrued compensation

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(#)
Randall McCoy	885,672	-	-	$0.62	12/22/15	-	-	-	-
John J. Weber	885,672	-	-	$0.62	12/22/15	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors as of September 30, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Joseph Rubinfeld	-	-	-	-	-	-	-
Dr. Craig Eagle	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 14, 2013, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

Beneficial owner	Number of shares beneficially owned (1)	Percentage Owned (2)
Officers and Directors
Randall McCoy	21,207,313(3)	21.02%
John J. Weber	935,672(4)	*
Chris Hadsall	0	*
Joseph Rubinfeld	1,935,672(5)	1.92%
Craig Eagle	935,672(6)	*
Officers and Directors collectively	25,014,329	24.80%

5 Percent Shareholders
PDA Associates LLC 560 Lexington Ave., 16th Fl. New York, NY 10022	15,331,290 (7)	13.31%

* Less than 1%

(1)   Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(2)   A total of 99,994,964 shares of the Company’s common stock and convertible securities, on an as converted basis, are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

(3)   Includes 20,321,641 shares of common stock held in his name and options to purchase 885,672 shares of common stock.

(4)   Includes 50,000 shares of common stock held in his name and options to purchase 885,672 shares of common stock.

(5)   Includes 1,050,000 shares of common stock held in his name and options to purchase 885,672 shares of common stock.

(6)   Includes 50,000 shares of common stock held in his name and options to purchase 885,672 shares of common stock.

(7) Includes 161,290 shares of common stock held and 740,000 shares of Series A Convertible Preferred Stock convertible into 14,800,000 shares of common stock and warrants to purchase 370,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since October 1, 2011 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

In October 2011, Craig Eagle, a director of the Company, advanced the Company $35,000. The loan does not bear interest and is due on demand. At September 30, 2012, the loan balance was $35,000.

In February 2012, John Weber, the Company’s Chief Financial Officer, advanced the Company $13,000 and another $10,000 in April 2012. The loan does not bear interest and is due on demand. At September 30, 2012, the loan balance is $23,000.

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

Aggregate fees for professional services rendered for the Company by Rotenberg Meril Solomon Bertiger & Guttilla, P.C., our independent registered public accounting firm, for the years ended September 30, 2012 and 2011 are set forth below:

Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees	Total
2011	$63,427	$1,002	$0	$0	$64,429
2012	$72,566	$2,932	$0	$0	$75,798

Audit Fees were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year-end audit of the financial statements.

Audit-Related Fees were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.  The fees in 2012 and 2011 related to the Company’s responses to comment letters received from the SEC.

Tax Fees were for professional services related to tax compliance, tax authority audit support and tax planning.

All Other Fees include any other fees charged that are not otherwise specified.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.4	Know-How License and Stock Purchase Agreement (2)
10.5	Form of Stock Option Agreement(3)
10.6	Employment Agreement for Chris Hadsall(4)
10.7	Employment Agreement for Randall McCoy(5)
14.1	Code of Ethics (6)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006; also incorporated by reference to the Current Report on Form 8-K filed on October 29, 2010.

(2)          Incorporated by reference to the Current Report on Form 8-K/A filed on April 27, 2011.

(3)          Incorporated by reference to the Annual Report on Form 10-K filed on January 13, 2011.

(4)          Incorporated by reference to the Current Report on Form 8-K filed on October 5, 2010.

(5)          Incorporated by reference to the Current Report on Form 8-K filed on July 22, 2010.

(6)          Incorporated by reference to the Current Report on Form 8-K filed on May 17, 2011.

15

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regenicin, Inc.

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 15, 2013

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 15, 2013

By:	/s/ John J. Weber
John J. Weber Interim CFO and Director
January 15, 2013

By:	/s/ Joseph Rubinfeld
Dr. Joseph Rubinfeld Director
January 15, 2013

By:	/s/ Craig Eagle
Dr. Craig Eagle Director
January 15, 2013

16