Form 10-Q
period 2012-12-31
Regenicin, Inc.
filed 2013-02-14
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 104,195,343 as of February 11, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2012 (unaudited) and September 30, 2012 (audited);
F-2	Statements of Operations for the three months ended December 31, 2012 and 2011 and period from September 6, 2007 (Inception) to December 31, 2012 (unaudited);
F-3	Statements of Cash Flows for the three months ended December 31, 2012 and 2011 and period from September 6, 2007 (Inception) to December 31, 2012 (unaudited); and
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC.

(A Development Stage company)

BALANCE SHEETS

	December 31,	September 30,
	2012	2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$38,982	$34,074
Prepaid expenses and other current assets	39,519	54,339

Total current assets	78,501	88,413

Intangible assets	3,007,500	3,007,500

Total assets	$3,086,001	$3,095,913

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$1,666,030	$1,655,052
Accrued expenses	1,276,068	1,132,840
Note payable - insurance financing	32,908	42,160
Bridge financing (net of discount of $107,532 and $133,057)	457,868	652,343
Convertible promissory note (net of discount of $29,865 and $0)	21,021	—
Derivative liability	33,924	—
Loan payable	10,000	10,000
Loans payable - related parties	58,000	58,000

Total current liabilities	3,555,819	3,550,395

Total liabilities	3,555,819	3,550,395

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 104,423,324 and 93,836,324 issued, respectively; 99,994,964 and 89,407,964 outstanding, respectively	104,424	93,837
Common stock to be issued; 4,071,781 and 7,363,281 shares	242,863	368,326
Additional paid-in capital	7,931,404	7,274,799
Deficit accumulated during development stage	(8,744,966)	(8,187,901)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)

Total stockholders' deficiency	(469,818)	(454,482)

Total liabilities and stockholders' deficiency	$3,086,001	$3,095,913

See Notes to Financial Statements.

REGENICIN, INC.
(A Development Stage company)
STATEMENTS OF OPERATIONS

			September 6, 2007
	Three Months	Three Months	(Inception Date)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating expenses
Research and development	—	420,482	1,483,719
General and administrative	307,226	389,055	4,712,071
Stock based compensation - general and administrative	—	—	1,248,637

Total operating expenses	307,226	809,537	7,444,427

Loss from operations	(307,226)	(809,537)	(7,444,427)

Other expenses
Interest expense, including amortization of debt discounts and beneficial conversion features	(249,129)	(5,469)	(1,299,829)
Loss on derivative liability	(710)	—	(710)

Total Other Expenses	(249,839)	(5,469)	(1,300,539)

Net loss	(557,065)	(815,006)	(8,744,966)

Preferred stock dividends	(11,695)	(27,361)	(1,382,805)

Net loss attributable to common stockholders	$(568,760)	$(842,367)	$(10,127,771)

Basic and diluted loss per share:	$(0.01)	$(0.01)

Weighted average number of shares outstanding: Basic and diluted	100,666,908	83,807,964

See Notes to Financial Statements.

REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF CASH FLOWS

			September 6, 2007
	Three Months	Three Months	(Inception Date)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(557,065)	$(815,006)	$(8,744,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	3,349	3,074	67,252
Accrued interest on notes and loans payable	20,182	1,192	124,532
Amortization of beneficial conversion features	125,525	—	994,058
Stock based compensation - G&A	—	—	1,248,637
Stock based compensation - Interest expense	89,370	—	89,370
(Gain) loss on derivative liability	710	—	710
Changes in operating assets and liabilities
Prepaid expenses and other current assets	14,820	20,081	67,724
Accounts payable	10,978	479,713	1,666,030
Accrued expenses	156,291	155,127	1,112,215

Net cash used in operating activities	(135,840)	(155,819)	(3,374,438)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	—	—	(3,007,500)

Net cash used in investing activities	—	—	(3,007,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	150,000	160,000	2,270,690
Repayments of notes payable	—	—	(245,000)
Proceeds from loans from related parties	—	35,000	567,200
Repayments of loans from related party	—	—	(3,200)
Repayments of notes payable - insurance financing	(9,252)	(26,775)	(74,335)
Proceeds from the sale of common stock	—	—	3,012,575
Proceeds from the sale of Series A convertible preferred stock	—	—	1,180,000
Payments of expenses relating to the sale of common stock	—	—	(444,910)
Payment of expenses relating to the sale of convertible preferred stock	—	—	(9,600)
Proceeds from loans payable	—	—	145,000
Proceeds from advances from officer	—	—	22,500

Net cash provided by financing activities	140,748	168,225	6,420,920

NET INCREASE IN CASH	4,908	12,406	38,982

CASH - BEGINNING OF PERIOD	34,074	4,396	—

CASH - END OF PERIOD	$38,982	$16,802	$38,982

Supplemental disclosures of cash flow information:
Cash paid for interest	$428	$1,203

Non-cash activities:

Preferred stock dividends	$11,695	$27,361

Shares issued/to be issued in connection with conversion of debt and accrued interest	$364,054	$—

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2012, as filed with the Securities and Exchange Commission.

Going Concern:

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $8.7 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of December 31,
	2012	2011
Options	5,542,688	5,542,688
Warrants	1,249,167	2,972,567
Convertible preferred stock	17,700,000	13,450,000
Convertible debentures	7,801,338	-0-

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

Management reviews intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, management must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. The Company did not record any impairment charges in the three months ended December 31, 2012 and 2011.

NOTE 5 - LOANS PAYABLE

Loan Payable:

In February 2011, certain investors advanced a total of $85,000. These loans do not bear interest and are due on demand. In June 2011, the Company repaid $75,000 of the advances from the proceeds of the Preferred Stock Offering (see Note 7). At both December 31, 2012 and September 30, 2012, the loan payable totaled $10,000.

Loans Payable - Related Parties:

In October 2011, Craig Eagle, a director of the Company, advanced the Company $35,000. The loan does not bear interest and is due on demand. At both December 31, 2012 and September 30, 2012, the loan balance was $35,000.

In February 2012, John Weber, the Company’s Chief Financial Officer, advanced the Company $13,000 and another $10,000 in April 2012. The loans do not bear interest and are due on demand. At both December 31, 2012 and September 30, 2012, the loan balance was $23,000

NOTE 6 - NOTES PAYABLE

Insurance Financing Note:

In August 2012, the Company renewed its policy and financed premiums totaling $47,000. The note is payable over a nine-month term. At December 31, 2012 and September 30, 2012, the balance owed under the note was $32,908 and $42,160, respectively.

Bridge Financing:

On December 21, 2011, the Company issued a $150,000 promissory note (“Note 2”) to an individual. Note 2 bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% will be charged on any late payments. At maturity, the Company was supposed to issue one million shares of common stock as additional consideration. The shares have been issued. For financial reporting purposes, the Company recorded a discount of $56,250 to reflect the value of these shares. The discount was amortized over the term of Note 2. Note 2 was not paid at the maturity date and the Company is incurring the additional interest described above. At both December 31, 2012 and September 30, 2012, the Note 2 balance was $175,000. Accrued interest payable incurred after the maturity date is $9,253 and $4,842 at December 31, 2012 and September 30, 2012, respectively.

On January 18, 2012, the Company issued a $165,400 convertible promissory note (“Note 3”) to an individual. Note 3 bore interest at the rate of 5% per annum and was due on June 18, 2012. Note 3 and accrued interest thereon was convertible into units at a conversion price of $2.00 per unit. A unit consisted of one share of Series A Convertible Preferred Stock (“Series A Preferred”) and a warrant to purchase one-fourth (1/4), or 25% of one share of common stock. For financial reporting purposes, the Company recorded a discount of $6,686 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 3. Upon maturity, Note 3 was not automatically converted and the Units were not issued. Instead, in October 2012, a new note was issued with a six month term. The new note bears interest at the rate of 8% per annum and the principal and accrued interest thereon are convertible into shares of common stock at a rate of $0.05 per share. In addition, at the date of conversion, the Company will issue two-year warrants to purchase an additional 500,000 shares of common stock at $0.10 per share. At both December 31, 2012 and September 30, 2012, the Note 3 balance was $165,400.

On January 27, 2012, the Company issued a $149,290 convertible promissory note (“Note 4”) to an individual. Note 4 bore interest at the rate of 8% per annum and was due on March 31, 2012. Note 4 and accrued interest thereon was convertible into shares of common stock at a rate of $0.05 per share. In addition, at the date of conversion, the Company was to issue two-year warrants to purchase an additional 500,000 shares of common stock at $0.10 per share. On March 31, 2012, Note 4 and the accrued interest became due and the Company was supposed to issue 3,027,683 shares of common stock. The Company did not issue the common stock and as such, the shares have been classified as common stock to be issued at both December 31, 2012 and September 30, 2012. In addition, the warrants to purchase 500,000 shares were not issued. For financial reporting purposes, the Company recorded a discount of $7,653 to reflect the value of the warrants and a discount of $149,290 to reflect the value of the beneficial conversion feature.

In March 2012, the Company issued a series of convertible promissory notes (“Notes 5-9”) totaling $186,000 to four individuals. Notes 5-9 bore interest at the rate of 33% per annum and were due in August and September 2012. Notes 5-9 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $186,000 to reflect the beneficial conversion features. The discounts were amortized over the terms of Notes 5-9. At maturity, the principal and interest automatically converted and the Company was supposed to issue 4,335,598 shares of common stock. As of September 30, 2012, the shares were not issued and were classified as common stock to be issued. In December 2012, the Company issued 4,079,000 shares to the note holders of Notes 5, 6, 7 and 9. The unissued shares for Note 8 are classified as common stock to be issued at December 31, 2012.

In April 2012 through June 2012, the Company issued a series of convertible promissory notes (“Notes 10-18”) totaling $220,000 to nine individuals. Notes 10-18 bore interest at the rate of 33% per annum and were due in October through November 2012. Notes 10-18 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $215,900 to reflect the beneficial conversion features. The discounts were amortized over the terms of Notes 10-18. In December 2012, the Company issued 5,124,500 shares of its common stock for the conversion of principal and accrued interest through the various maturity dates of the notes.

In April 2012, the Company issued a convertible promissory notes (“Note 19”) totaling $25,000 to an individual for services previously rendered. Note 19 bore interest at the rate of 33% per annum and was due in October 2012. Note 19 and accrued interest thereon was convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. For financial reporting purposes, the Company recorded a discount of $24,837 to reflect the beneficial conversion feature. The discount is being amortized over the term of Note 19. In December 2012, the Company issued 582,500 shares of its common stock for the conversion of principal and accrued interest through the maturity date.

In July 2012, the Company issued a series of convertible promissory notes (“Notes 20-22”) totaling $100,000 to three individuals. Notes 20-22 bear interest at the rate of 10% per annum and are due in December 2012 and January 2013. Notes 20-22 and accrued interest thereon are convertible into shares of common stock at the rate of $0.10 per share and automatically convert on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $67,500 to reflect the beneficial conversion features. The discounts are being amortized over the terms of Notes 20-22. At maturity, the principal and interest of Note 20 and 21 automatically converted and the Company was supposed to issue 787,500 shares of common stock. As of December 31, 2012, the shares have not been issued but were issued in February 2013. As such, the shares have been classified as common stock to be issued. At September 30, 2012, Notes 20-22 balances were $65,842, net of debt discounts of $34,158. At December 31, 2012, the Note 22 balance was $21,352, net of debt discounts of $3,648. In February 2013, the Company issued 262,500 shares of common stock for the conversion of Note 22 and accrued interest thereon.

 In July 2012, the Company issued a convertible promissory note (“Note 23”) totaling $100,000 to an individual. Note 23 bears interest at the rate of 8% per annum and is due in January 2013. Note 23 and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity date, unless paid sooner by the Company. In addition, at the date of conversion, the Company is to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. For financial reporting purposes, the Company recorded a discount of $100,000 to reflect the beneficial conversion feature. The discount is being amortized over the term of the Note. At December 31, 2012, the Note 23 balance was $91,848 net of a debt discount of $8,152. In January 2013, the Company issued 2,080,000 shares of common stock for the conversion of Note 23 and accrued interest thereon.

 In December 2012, the Company issued a convertible promissory note (“Note 24”) totaling $100,000 to an individual. Note 24 bears interest at the rate of 8% per annum and is due in June 2013. Note 24 and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity date, unless paid sooner by the Company. In addition, at the date of conversion, the Company is to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. For financial reporting purposes, the Company recorded a discount of $100,000 to reflect the beneficial conversion feature. The discount is being amortized over the term of the Note. At December 31, 2012, the Note 23 balance was $4,268, net of a debt discount of $95,732.

In January 2013, the Company issued a convertible promissory note (“Note 25”) totaling $35,000 to an individual. Note 25 bears interest at the rate of 8% per annum and is due in July 2013. Note 25 and accrued interest thereon is convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. In addition, at the date of conversion, the Company is to issue a two-year warrant to purchase an additional 175,000 shares of common stock at $0.50 per share

Convertible Promissory Note:

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

5. Principal and accrued interest is convertible into shares of the Company’s common stock at the lesser of $0.069 or 70% of the lowest trading price in the 25 trading days previous to the conversion.

6. Unless otherwise agreed to in writing by both parties, at no time can the Lender convert any amount of the principal and/or accrued interest owed into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding.

7. There is a one-time interest payment of 10% of amounts borrowed that is due at the maturity date of each loan.

8. At all times during which the note is convertible, the Company shall reserve from its authorized and unissued common stock to provide for the issuance of common stock under the full conversion of the promissory note. The Company will at all times reserve at least 13,000,000 shares of its common stock for conversion.

9. The Company agreed to include on its next registration statement it files, all shares issuable upon conversion of balances due under the promissory note. Failure to do so would result in liquidating damages of 25% of the outstanding principal balance of the promissory note but not less than $25,000.

The Company is accreting the original issue discount (“OID”) on the initial loan over the life of the loan using the effective interest method. For the three months ended December 31, 2012, the accretion amounted to $886.

The conversion feature contained in the promissory note is considered to be an embedded derivative. The Company bifurcated the conversion feature and recorded a derivative liability on the balance sheet. The Company recorded the derivative liability equal to its estimated fair value of $33,214. Such amount was also recorded as a discount to the convertible promissory note and is being amortized to interest expense using the effective interest method. For the three months ended December 31, 2012, amortization of the debt discount amounted to $3,349. At December 31, 2012, the unamortized discount is $29,865.

The Company is required to mark-to-market the derivative liability at the end of each reporting period. For the three months ended December 31, 2012, the Company recorded a loss on the change in fair value of the conversion option of $710 and as of December 31, 2012, the fair value of the conversion option was $33,924.

At December 31, 2012, the balance of the convertible note was $21,021 comprised of the original proceeds of $50,000, accreted OID of $886 less the unamortized debt discount of $29,865.

In January 2013, the Company borrowed an additional $25,000.

NOTE 7 - STOCKHOLDERS’ DEFICIENCY

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

In June and July 2011, the Company issued 1,345,000 shares of Series A Preferred in a private placement, In January and February 2012, 460,000 shares of Series A Preferred were converted into 4,600,000 shares of common stock.

The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $11,695 and $27,361 for the three months December 30, 2012, and 2011 respectively. At December 31, 2012 and September 30, 2012, dividends payable total $145,939 and $134,244, respectively, and are included in accrued expenses.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At December 31, 2012 no shares of Series B Preferred are outstanding.

Common Stock Issuances:

On December 18, 2012, the Company issued 801,000 shares of its common stock as a finder’s fee to an entity for introducing investors and/or lenders who provided funding to the Company. The shares were valued at $89,370.

On December 18, 2012, the Company issued 9,786,000 shares of its common stock for the conversion of notes payable and accrued interest.

In January and February 2013, the Company issued 3,130,000 shares of common stock for the conversion of notes payable and accrued interest.

Stock-Based Compensation:

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

Stock based compensation amounted to $89,370 and $0 for the three months ended December 31, 2012 and 2011, respectively, and is included in interest expense.

NOTE 8 – LONZA TRANSACTION

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

Results of Operations for the Three and Nine Months Ended December 31, 2012 and 2011

We have generated no revenues since the inception of the Company. We do not expect to generate revenues until we are able to obtain FDA approval of PermaDerm®, and thereafter acquire the license rights to sell products associated with that technology.

We incurred operating expenses of $307,226 for the three months ended December 31, 2012, compared with operating expenses of $809,537 for the three months ended December 31, 2011. Our operating expenses in 2012 decreased from 2011 primarily as a result of having no research and development expenses as a result of the Lonza dispute. Operating expenses consisted of the following:

Operating Expense	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
Legal and Accounting	$108,363	$155,245
Public Relations and Marketing Support	7,500	—
Salaries, Wages and Payroll Taxes	141,912	176,696
Consulting and Computer Support	1,200	900
Office Expenses and Misc.	3,802	9,499
Travel	7,393	10,806
Insurance	19,832	23,649
Website Expenses	286	366
Research and Development	—	420,482
Employee Benefits	16,938	11,894

We incurred other expenses of $249,839 for the three months ended December 31, 2012, as compared to $5,469 for the three months ended December 31, 2011. Our other expenses for 2012 consisted of interest expenses and loss on a derivative liability while in 2011, other expenses consisted solely of interest expense.

Interest expense amounted to $249,129 and $5,469 for the three months ended December 31, 2012 and 2011, respectively. Interest expense in 2012 included the amortization of beneficial conversion features of the various bridge notes issued totaling $125,525, a finder’s fee of $89,370 (see below) and interest on notes payable of $19,297. Interest in 2011 included the amortization of a debt discount on one note issued totaling $3,074 and interest on a note payable of $1,041.

We incurred stock based compensation of $89,370 and $0 for the three months ended December 31, 2012 and 2011, respectively, from the issuance of common stock to an entity as a finder’s fee to an entity for introducing investors and/or lenders who provided funding to the Company. Such amount is included in interest expense.

We incurred a net loss of $557,065 for the three months ended December 31, 2012, as compared with a net loss of $815,006 for the three months ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, we had cash of $38,892 and $34,074 as of September 30, 2012.

Operating activities used $135,840 in cash for the three months ended December 31, 2012. The decrease in cash was primarily attributable to funding the loss for the period.

Financing activities provided $140,748 for the three months ended December 31, 2012 and consisted of $150,000 in proceeds from notes payable and offset by the repayment of the insurance premium financings of $9,252.

As stated above, we have issued promissory notes this quarter to meet our short term demands. We have issued similar notes to meet our short term demands throughout 2012. While this source of bridge financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, acquire the technology and implement our business plan. Our long term financial needs are estimated at $8 to $10 million. This should provide us with adequate funding to support clinical trials of PermaDerm®, acquisition of Cutanagen stock, operating business expenses and current debt.

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

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $8.7 million for the period September 6, 2007 (inception date) through December 31, 2012, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On December 18, 2012, we issued 801,000 shares of our common stock as a finder’s fee to an entity for introducing investors and/or lenders who provided funding to us.

On December 18, 2012, we issued 9,786,000 shares of our common stock for the conversion of notes payable and accrued interest.

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

Item 3.     Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	February 14, 2013

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

