Form 10-Q
period 2013-03-31
Regenicin, Inc.
filed 2013-05-20
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 106,402,647 as of May 20, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of March 31, 2013 and September 30, 2012 (unaudited);
F-2	Statements of Operations for the three and six months ended March 31, 2013 and 2012 and period from September 6, 2007 (Inception) to March 31, 2013 (unaudited);
F-3	Statements of Cash Flows for the six months ended March 31, 2013 and 2012 and period from September 6, 2007 (Inception) to March 31, 2013 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC.

(A Development Stage company)

BALANCE SHEETS

	March 31,	September 30,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$24,487	$34,074
Prepaid expenses and other current assets	24,700	54,339

Total current assets	49,187	88,413

Intangible assets	3,007,500	3,007,500

Total assets	$3,056,687	$3,095,913

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$1,680,385	$1,655,052
Accrued expenses	1,334,423	1,132,840
Note payable - insurance financing	18,843	42,160
Bridge financing (net of discount of $77,976 and $133,057)	422,424	652,343
Convertible promissory note (net of discount of $51,037 and $0)	51,652	—
Loan payable	10,000	10,000
Loans payable - related parties	64,400	58,000

Total current liabilities	3,582,127	3,550,395

NON-CURRENT LIABILITY
Derivative liabilities	65,661	—

Total liabilities	3,647,788	3,550,395

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 107,553,324 and 93,836,324 issued, respectively;103,124,964 and 89,407,964 outstanding, respectively	107,554	93,837
Common stock to be issued; 3,284,281 and 7,363,281 shares	164,123	368,326
Additional paid-in capital	8,171,870	7,274,799
Deficit accumulated during development stage	(9,031,105)	(8,187,901)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)

Total stockholders' deficiency	(591,101)	(454,482)

Total liabilities and stockholders' deficiency	$3,056,687	$3,095,913

See Notes to Financial Statements.

REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF OPERATIONS

			September 6, 2007
	Six Months	Six Months	(Inception Date)	Three Months	Three Months
	Ended	Ended	Through	Ended	Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$—	$—

Operating expenses
Research and development	—	869,859	1,483,719	—	449,377
General and administrative	483,839	760,985	4,888,684	176,613	371,930
Stock based compensation - general and administrative	—		1,248,637	—	—

Total operating expenses	483,839	1,630,844	7,621,040	176,613	821,307

Loss from operations	(483,839)	(1,630,844)	(7,621,040)	(176,613)	(821,307)

Other expenses
Interest expense, including amortization of debt discounts and beneficial conversion features	(356,069)	(239,940)	(1,406,769)	(106,940)	(234,471)
Loss on derivative liability	(3,296)	—	(3,296)

Total Other Expenses	(359,365)	(239,940)	(1,410,065)	(106,940)	(234,471)

Net loss	(843,204)	(1,870,784)	(9,031,105)	(283,553)	(1,055,778)

Preferred stock dividends	(23,002)	(54,187)	(1,394,112)	(11,307)	(26,826)

Net loss attibutable to common stockholders	$(866,206)	$(1,924,971)	$(10,425,217)	$(294,860)	$(1,082,604)

Basic and diluted loss per share:	$(0.01)	$(0.02)		$0.00	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	103,666,918	83,807,964		106,030,495	83,807,964

See Notes to Financial Statements.

REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF CASH FLOWS

			September 6, 2007
	Six Months	Six Months	(Inception Date)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(843,204)	$(1,870,784)	$(9,031,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	11,566	31,045	75,469
Accrued interest on notes and loans payable	30,320	13,543	134,670
Amortization of beneficial conversion features	200,844	178,043	1,069,377
Original interest discount on convertible note payable	2,688	—	2,688
Stock based compensation - G&A	—	—	1,248,637
Stock based compensation - Interest expense	89,370	7,653	89,370
(Gain) loss on derivative liability	3,296	—	3,296
Changes in operating assets and liabilities
Prepaid expenses and other current assets	29,639	40,162	82,543
Accounts payable	25,333	728,826	1,680,385
Accrued expenses	197,478	251,525	1,153,402

Net cash used in operating activities	(252,670)	(619,987)	(3,491,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	—	—	(3,007,500)

Net cash used in investing activities	—	—	(3,007,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	260,000	660,690	2,380,690
Repayments of notes payable	—	(10,000)	(245,000)
Proceeds from loans from related parties	6,400	48,000	573,600
Repayments of loans from related party	—	—	(3,200)
Repayments of notes payable - insurance financing	(23,317)	(46,856)	(88,400)
Proceeds from the sale of common stock	—	—	3,012,575
Proceeds from the sale of Series A convertible preferred stock	—	—	1,180,000
Payments of expenses relating to the sale of common stock	—	—	(444,910)
Payment of expenses relating to the sale of convertible preferred stock	—	—	(9,600)
Proceeds from loans payable	—	—	145,000
Proceeds from advances from officer	—	—	22,500

Net cash provided by financing activities	243,083	651,834	6,523,255

NET (DECREASE) INCREASE IN CASH	(9,587)	31,847	24,487

CASH - BEGINNING OF PERIOD	34,074	4,396	—

CASH - END OF PERIOD	$24,487	$36,243	$24,487

Supplemental disclosures of cash flow information:
Cash paid for interest	$884	$1,758

Non-cash activities:

Preferred stock dividends	$23,002	$54,187

Shares issued/to be issued in connection with conversion of debt and accrued interest	$494,218	$151,384

Issuance of warrants upon conversion of debt	$—	$7,653

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

The first product, PermaDerm®, is the only tissue-engineered skin prepared from autologous (patient’s own) skin cells. It is a combination of cultured epithelium with a collagen-fibroblast implant that produces a skin substitute that contains both epidermal and dermal components. This model has been shown in preclinical studies to generate a functional skin barrier and in clinical studies to promote closure and healing of burns. Clinically, the Company believes self-to-self skin grafts for permanent skin tissue are not rejected by the immune system of the patient, unlike with porcine or cadaver grafts in which immune system rejection is an important possibility. PermaDerm® was initially designated as an Orphan Device by the FDA for treatment of burns. The Company has applied to the FDA late last year for an Orphan designation as a biologic/drug for PermaDerm®. In June of 2012, the FDA granted Orphan Status for the PermaDerm® product. Such a designation has certain benefits to the recipient, but these do not include the immediate commercialization of the product. The Company will still need to work with the FDA for the development of the product, now with the advantages of the Orphan designation. The company expects to initiate the clinical trials by the end of 2013 with submission to the FDA for Orphan approval by the second quarter of 2014. The Company intends to apply for Biological License Approval by the end of 2014. The major difference between commercialization as an Orphan Product and a full Biological License Approval is the Orphan Product has additional FDA reporting requirements and additional procedural administration steps in order to use the product on specific patients such as IRB approval for each patient.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2012, as filed with the Securities and Exchange Commission.

Going Concern:

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $9 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of March 31,
	2013	2012
Options	5,542,688	5,542,688
Warrants	1,298,667	1,269,842
Convertible preferred stock	17,700,000	14,277,000
Convertible debentures	6,784,940	3,804,914

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

Management reviews intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, management must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. The Company did not record any impairment charges in the six months ended March 31, 2013 and 2012.

NOTE 5 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both March 31, 2013 and September 30, 2012, the loan payable totaled $10,000.

Loans Payable - Related Parties:

In October 2011, Craig Eagle, a director of the Company, advanced the Company $35,000. The loan does not bear interest and is due on demand. At both March 31, 2013 and September 30, 2012, the loan balance was $35,000.

John Weber, the Company’s Chief Financial Officer, advanced the Company $13,000 in February 2012, $10,000 in April 2012 and $5,100 in March 2013. The loans do not bear interest and are due on demand. At March 31, 2013 and September 30, 2012, the loan balance was $28,100 and $23,000, respectively.

For the six months ended March 31, 2013, the Company received other advances totaling $1,300. The loans do not bear interest and are due on demand. At March 31, 2013, the loan balance was $1,300.

NOTE 6 - NOTES PAYABLE

Insurance Financing Note:

In August 2012, the Company renewed its policy and financed premiums totaling $47,000. The note is payable over a nine-month term. At March 31, 2013 and September 30, 2012, the balance owed under the note was $18,843 and $42,160, respectively.

Bridge Financing:

On December 21, 2011, the Company issued a $150,000 promissory note (“Note 2”) to an individual. Note 2 bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% will be charged on any late payments. At maturity, the Company was supposed to issue one million shares of common stock as additional consideration. The shares have been issued. For financial reporting purposes, the Company recorded a discount of $56,250 to reflect the value of these shares. The discount was amortized over the term of Note 2. Note 2 was not paid at the maturity date and the Company is incurring the additional interest described above. At both March 31, 2013 and September 30, 2012, the Note 2 balance was $175,000.

On January 18, 2012, the Company issued a $165,400 convertible promissory note (“Note 3”) to an individual. Note 3 bore interest at the rate of 5% per annum and was due on June 18, 2012. Note 3 and accrued interest thereon was convertible into units at a conversion price of $2.00 per unit. A unit consisted of one share of Series A Convertible Preferred Stock (“Series A Preferred”) and a warrant to purchase one-fourth (1/4), or 25% of one share of common stock. For financial reporting purposes, the Company recorded a discount of $6,686 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 3. Upon maturity, Note 3 was not automatically converted and the Units were not issued. Instead, in October 2012, a new note was issued with a six month term. The new note bears interest at the rate of 8% per annum and the principal and accrued interest thereon are convertible into shares of common stock at a rate of $0.05 per share. In addition, at the date of conversion, the Company will issue two-year warrants to purchase an additional 500,000 shares of common stock at $0.10 per share. At both March 31, 2013 and September 30, 2012, the Note 3 balance was $165,400.

On January 27, 2012, the Company issued a $149,290 convertible promissory note (“Note 4”) to an individual. Note 4 bore interest at the rate of 8% per annum and was due on March 31, 2012. Note 4 and accrued interest thereon was convertible into shares of common stock at a rate of $0.05 per share. In addition, at the date of conversion, the Company was to issue two-year warrants to purchase an additional 500,000 shares of common stock at $0.10 per share. On March 31, 2012, Note 4 and the accrued interest became due and the Company was supposed to issue 3,027,683 shares of common stock. The Company did not issue the common stock and as such, the shares have been classified as common stock to be issued at both March 31, 2013 and September 30, 2012. In May 2013, the shares were issued. In addition, the warrants to purchase 500,000 shares were not issued. For financial reporting purposes, the Company recorded a discount of $7,653 to reflect the value of the warrants and a discount of $149,290 to reflect the value of the beneficial conversion feature.

In March 2012, the Company issued a series of convertible promissory notes (“Notes 5-9”) totaling $186,000 to four individuals. Notes 5-9 bore interest at the rate of 33% per annum and were due in August and September 2012. Notes 5-9 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $186,000 to reflect the beneficial conversion features. The discounts were amortized over the terms of Notes 5-9. At maturity, the principal and interest automatically converted and the Company was supposed to issue 4,335,598 shares of common stock. As of September 30, 2012, the shares were not issued and were classified as common stock to be issued. In December 2012, the Company issued 4,079,000 shares to the note holders of Notes 5, 6, 7 and 9. The unissued shares for Note 8 are classified as common stock to be issued at March 31, 2013.

In April 2012 through June 2012, the Company issued a series of convertible promissory notes (“Notes 10-18”) totaling $220,000 to nine individuals. Notes 10-18 bore interest at the rate of 33% per annum and were due in October through November 2012. Notes 10-18 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $215,900 to reflect the beneficial conversion features. The discounts were amortized over the terms of Notes 10-18. In December 2012, the Company issued 5,124,500 shares of its common stock for the conversion of principal and accrued interest through the various maturity dates of the notes. At March 31, 2013 and September 30, 2012, the Note 10-18 balances were $0 and $220,000.

In April 2012, the Company issued a convertible promissory note (“Note 19”) totaling $25,000 to an individual for services previously rendered. Note 19 bore interest at the rate of 33% per annum and was due in October 2012. Note 19 and accrued interest thereon was convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. For financial reporting purposes, the Company recorded a discount of $24,837 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 19. In December 2012, the Company issued 582,500 shares of its common stock for the conversion of principal and accrued interest through the maturity date. At March 31, 2013 and September 30, 2012, the Note 19 balance was $0 and $25,000.

In July 2012, the Company issued a series of convertible promissory notes (“Notes 20-22”) totaling $100,000 to three individuals. Notes 20-22 bear interest at the rate of 10% per annum and are due in December 2012 and January 2013. Notes 20-22 and accrued interest thereon are convertible into shares of common stock at the rate of $0.10 per share and automatically convert on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $67,500 to reflect the beneficial conversion features. The discounts were amortized over the terms of Notes 20-22. In February 2013, the Company issued 1,050,000 shares of common stock for the conversion of Note 22 and accrued interest thereon. At March 31, 2013 and September 30, 2012, the Note 20-22 balances were $0 and $100,000.

In July 2012, the Company issued a convertible promissory note (“Note 23”) totaling $100,000 to an individual. Note 23 bears interest at the rate of 8% per annum and is due in January 2013. Note 23 and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity date, unless paid sooner by the Company. In addition, at the date of conversion, the Company is to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. For financial reporting purposes, the Company recorded a discount of $100,000 to reflect the beneficial conversion feature. The discount was amortized over the term of the Note. In January 2013, the Company issued 2,080,000 shares of common stock for the conversion of Note 23 and accrued interest thereon. At March 31, 2013 and September 30, 2012, the Note 23 balance was $0 and $100,000.

In December 2012, the Company issued a convertible promissory note (“Note 24”) totaling $100,000 to an individual. Note 24 bears interest at the rate of 8% per annum and is due in June 2013. Note 24 and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity date, unless paid sooner by the Company. In addition, at the date of conversion, the Company is to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. For financial reporting purposes, the Company recorded a discount of $100,000 to reflect the beneficial conversion feature. The discount is being amortized over the term of the Note. At March 31, 2013, the Note 23 balance was $59,146, net of a debt discount of $40,854.

In January 2013, the Company issued a convertible promissory note (“Note 25”) totaling $35,000 to an individual. Note 25 bears interest at the rate of 8% per annum and is due in July 2013. Note 25 and accrued interest thereon is convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. In addition, at the date of conversion, the Company is to issue a two-year warrant to purchase an additional 175,000 shares of common stock at $0.50 per share. For financial reporting purposes, the Company recorded a discount of $21,000 to reflect the value of the beneficial conversion feature. The value of the warrants was not recorded as the value was deemed to be immaterial. The discount is being amortized over the term of the Note. At March 31, 2013, the Note 25 balance was $22,470, net of a debt discount of $12,530.

In March 2013, the Company issued a convertible promissory note (“Note 26”) totaling $25,000 to an individual. Note 26 bears interest at the rate of 8% per annum and is due in September 2013. Note 25 and accrued interest thereon is convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. In addition, at the date of conversion, the Company is to issue a one-year warrant to purchase an additional 640,000 shares of common stock at $0.001 per share. For financial reporting purposes, the Company recorded a discount of $14,507 to reflect the value of the warrants and a discount of $10,493 to reflect the value of the beneficial conversion feature. The discounts are being amortized over the term of the Note. At March 31, 2013, the Note 26 balance was $408, net of a debt discount of $24,592.

In April 2013, the Company issued two convertible promissory notes (“Notes 27-28”) totaling $50,000 to two individuals. Note 27-28 bear interest at the rate of 8% per annum and are due in September and October 2013. Note 27-28 and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company.

Convertible Promissory Note:

In October 2012, the Company issued a promissory note to a financial institution (the “Lender”) to borrow up to a maximum of $225,000. The note bears interest so that the Company would repay a maximum of $250,000 at maturity, which correlated to an effective rate of 10.59%. In October 2012, the Company received $50,000 upon the signing of the note and then in January and March 2013, the Company received additional proceeds of $25,000 and $25,000, respectively. Material terms of the note include the following:

1. The Lender may make additional loans in such amounts and at such dates at its sole discretion.

2. The maturity date of each loan is one year after such loan is received.

3. The original interest discount is prorated to each loan received.

4. Principal and accrued interest is convertible into shares of the Company’s common stock at the lesser of $0.069 or 70% of the lowest trading price in the 25 trading days previous to the conversion.

5. Unless otherwise agreed to in writing by both parties, at no time can the Lender convert any amount of the principal and/or accrued interest owed into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding.

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

The Company is accreting the original issue discount (“OID”) on the initial loan over the life of the loan using the effective interest method. For the six months ended March 31, 2013, the accretion amounted to $2,688.

The conversion feature contained in the promissory note is considered to be an embedded derivative. The Company bifurcated the conversion feature and recorded a derivative liability on the balance sheet. The Company recorded the derivative liability equal to its estimated fair value of $62,366. Such amount was also recorded as a discount to the convertible promissory note and is being amortized to interest expense using the effective interest method. For the six and three months ended March 31, 2013, amortization of the debt discount amounted to $11,329 and $7,980, respectively At March 31, 2013, the unamortized discount is $51,037.

The Company is required to mark-to-market the derivative liability at the end of each reporting period. For the six and three months ended March 31, 2013, the Company recorded a loss on the change in fair value of the conversion option of $3,295 and $2,585, respectively, and as of March 31, 2013, the fair value of the conversion option was $65,661.

At March 31, 2013, the balance of the convertible note was $51,652 comprised of the original proceeds of $100,000 accreted OID of $2,689 less the unamortized debt discount of $51,037.

In May 2013, the Company issued 250,000 shares of common stock for the conversion of principal of $8,125.

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

The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $23,002 and $11,307 for the six and three months ended March 31, 2013, respectively. Dividends amounted to $54,187 and $26,826 for the six and three months March 31, 2012, respectively. At March 31, 2013 and September 30, 2012, dividends payable total $157,246 and $134,244, respectively, and are included in accrued expenses.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At March 31, 2013 no shares of Series B Preferred are outstanding.

Common Stock Issuances:

On December 18, 2012, the Company issued 801,000 shares of its common stock as a finder’s fee to an entity for introducing investors and/or lenders who provided funding to the Company. The shares were valued at $89,370.

On December 18, 2012, the Company issued 9,786,000 shares of its common stock for the conversion of notes payable issued under the Bridge Financing and accrued interest.

In January and February 2013, the Company issued 3,130,000 shares of common stock for the conversion of notes payable issued under the Bridge Financing and accrued interest.

In May 2013, the Company issued 3,027,683 shares of common stock for the conversion of notes payable issued under the Bridge Financing and accrued interest and 250,000 shares of common stock for the conversion of a portion of the convertible promissory note principal.

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

Stock based compensation resulted from the issuance of common stock as a finder’s fee as discussed above and amounted to $89,370 and $0 for the six and three months ended March 31, 2013, respectively. In 2012, stock based compensation resulted from the issuance of warrants upon the conversion of notes payable and amounted to $7,653 for both the six and three months ended March 31, 2012. Stock based compensation is included in interest expense for the six and three months ended March 31, 2013 and 2012.

NOTE 8 - LONZA TRANSACTION

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

No rent is charged for either premise.

NOTE 10 – CONTINGENCY

On November 19, 2012, the law firm of Stevens & Lee, a Pennsylvania Professional Corporation filed a civil complaint in Superior Court of New Jersey Mercer County against the Company (the “Lawsuit”). The Lawsuit alleged that we incurred, but had not paid fees for legal services that were due and owing to Stevens & Lee pursuant to a letter of engagement entered into by the parties on July 14, 2010. The Lawsuit includes claims based on the following two (2) theories of recovery: breach of contract and action on an account. In addition to the principal sum sought to be recovered in the amount of $70,528, Stevens & Lee also asserts a right to also recover pre-judgment interest, post-judgment interest, and the costs incurred by Stevens & Lee in bringing the Lawsuit. We deny owing any amount to Stevens & Lee. Despite conducting negotiations with us to resolve the Lawsuit, Stevens & Lee petitioned the Court and received a default judgment against the Company. We filed a motion to vacate the default judgment. On April 19, 2013, the Court granted our motion to vacate the default judgment. Following the Court’s order, we may defend against the Lawsuit with all of the defenses available to us under the law. We believe we have substantial defenses to the claims made and intend to vigorously defend this matter. As of both March 31, 2013 and December 31, 2012, such amount is included in accounts payable.

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

Results of Operations for the Three and Six Months Ended March 31, 2013 and 2012

We have generated no revenues since inception. We do not expect to generate revenues until we are able to obtain FDA approval of PermaDerm®, and thereafter acquire the license rights to sell products associated with that technology.

We incurred operating expenses of $176,613 for the three months ended March 31, 2013, compared with operating expenses of $821,307 for the three months ended March 31, 2012. We incurred operating expenses of $483,839 for the six months ended March 31, 2013, compared with operating expenses of $1,630,844 for the six months ended March 31, 2012. Our operating expenses in 2013 were reduced from 2012 primarily as a result of no research and development costs in the three and six months ended March 31, 2013 as compared with $449,377 and $869,859 incurred in the three and six months ended March 31, 2012, respectively. We also decreased significantly general and administrative expenses for the three and six months ended March 31, 2013, as compared with the same periods ended March 31, 2012, as demonstrated below.

Operating Expenses	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
Legal and Accounting	$60,714	$80,750	169,077	$235,995
Public Relations and Marketing Support	100	—	7,600	—
Salaries, Wages and Payroll Taxes	75,459	218,649	217,371	395,345
Consulting and Computer Support	600	20,900	1,800	21,800
Office Expenses and Misc.	116	7,678	3,918	17,177
Travel	11,286	7,980	18,679	18,786
Insurance	17,816	22,905	37,648	46,554
Website Expenses	727	264	1,013	630
Research and Development	—	449,377	—	869,859
Employee Benefits	9,795	12,804	26,733	24,698

We incurred other expenses of $106,940 for the three months ended March 31, 2013, as compared to $234,471 for the three months ended March 31, 2012. We incurred other expenses of $359,365 for the six months ended March 31, 2013, as compared to $239,940 for the six months ended March 31, 2012. Our other expenses for 2013 consisted of interest expenses and loss on a derivative liability while in 2012, other expenses consisted solely of interest expense.

Interest expense amounted to $106,940 and $234,471 for the three months ended March 31, 2013 and 2012. Interest expense in 2013 included the amortization of beneficial conversion features of the various bridge notes issued totaling $75,319 and interest on notes payable of $11,024. Interest in 2012 included the amortization of beneficial conversion features of the various bridge notes issued totaling $178,043 and interest on notes payable of $28,066.

Interest expense amounted to $356,069 and $239,940 for the six months ended March 31, 2013 and 2012, respectively. Interest expense in 2013 included the amortization of beneficial conversion features of the various bridge notes issued totaling $200,844, a finder’s fee of $89,370 (see below) and interest on notes payable of $30,321. Interest in 2012 included the amortization of beneficial conversion features of the various bridge notes issued totaling $178,043 and interest on a note payable of $29,258.

We incurred stock based compensation of $89,370 and $0 for the three and six months ended March 31, 2013, respectively, from the issuance of common stock in the first quarter of fiscal 2013 to an entity as a finder’s fee to an entity for introducing investors and/or lenders who provided funding to the Company. In 2012, stock based compensation resulted from the issuance of warrants upon the conversion of notes payable and amounted to $7,653 for the the three and six month ended March 31, 2012. Stock compensation expenses is included in interest expenses for three and six months ended March 31, 2013 and 2012.

We incurred a net loss of $283,553 for the three months ended March 31, 2013, as compared with a net loss of $1,055,778 for the three months ended March 31, 2012. We incurred a net loss of $843,204 for the six months ended March 31, 2013, as compared with a net loss of $1,870,784 for the six months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $24,487 and $34,074 as of September 30, 2012. We had a working capital deficit of $3,532,940 as of March 31, 2013.

Operating activities used $252,670 in cash for the six months ended March 31, 2013. The decrease in cash was primarily attributable to funding the loss for the period.

Financing activities provided $243,083 for the six months ended March 31, 2013 and consisted primarily of $260,000 in proceeds from convertible notes payable and offset by the repayment of the insurance premium financings of $23,317.

In April 2013, we issued two convertible promissory notes totaling $50,000 to two individuals. The notes bear interest at the rate of 8% per annum and are due in September and October 2013.

As stated above, we have issued promissory notes to meet our short term demands. We have issued similar notes to meet our short term demands throughout 2012 and into 2013. While this source of bridge financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, acquire the technology and implement our business plan. Our long term financial needs are estimated at $8 to $10 million. This should provide us with adequate funding to support clinical trials of PermaDerm®, acquisition of Cutanagen stock, operating business expenses and current debt.

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

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $9,031,105 for the period September 6, 2007 (inception date) through March 31, 2013, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Aside from the following, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

On November 19, 2012, the law firm of Stevens & Lee, a Pennsylvania Professional Corporation filed a civil complaint in Superior Court of New Jersey Mercer County against the Company (the “Lawsuit”). The Lawsuit alleged that we incurred, but had not paid fees for legal services that were due and owing to Stevens & Lee pursuant to a letter of engagement entered into by the parties on July 14, 2010. The Lawsuit includes claims based on the following two (2) theories of recovery: breach of contract and action on an account. In addition to the principal sum sought to be recovered in the amount of $70,528, Stevens & Lee also asserts a right to also recover pre-judgment interest, post-judgment interest, and the costs incurred by Stevens & Lee in bringing the Lawsuit. We deny owing any amount to Stevens & Lee. Despite conducting negotiations with us to resolve the Lawsuit, Stevens & Lee petitioned the Court and received a default judgment against the Company. We filed a motion to vacate the default judgment. On April 19, 2013, the Court granted our motion to vacate the default judgment. Following the Court’s order, we may defend against the Lawsuit with all of the defenses available to us under the law. We believe we have substantial defenses to the claims made and intend to vigorously defend this matter.

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

In January and February 2013, we issued 3,130,000 shares of common stock for the conversion of notes payable issued under bridge financing and accrued interest.

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

Regenicin, Inc.

Date:	May 20, 2013

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

