Form 10-Q
period 2013-06-30
Regenicin, Inc.
filed 2013-08-19
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 111,330,650 as of August 16, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of June 30, 2013 and September 30, 2012 (unaudited);
F-2	Statements of Operations for the three and nine months ended June 30, 2013 and 2012 and period from September 6, 2007 (Inception) to June 30, 2013 (unaudited);
F-3	Statements of Cash Flows for the nine months ended June 30, 2013 and 2012 and period from September 6, 2007 (Inception) to June 30, 2013 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC.

(A Development company)

BALANCE SHEET

	June 30	September 30
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$46,234	$34,074
Prepaid expenses and other current assets	9,880	54,339
Total current assets	56,114	88,413

Intangible assets	3,007,500	3,007,500

Total assets	$3,063,614	$3,095,913

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$1,417,470	$1,655,052
Accrued expenses	1,365,208	1,132,840
Note payable - insurance financing	—	42,160
Bridge financing (net of discount of $17,162 and $133,057)	312,838	652,343
Convertible promissory note (net of discount of $216,774 and $0)	186,779	-
Loan payable	10,000	10,000
Loans payable - related parties	64,400	58,000

Total current liabilities	3,356,695	3,550,395

NONCURRENT LIABILITIES
Derivative liabilities	854,869	-

Total liabilities	4,211,564	3,550,395

CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized;885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized;112,531,009 and 93,836,324 issued, respectively;108,102,649 and 89,407,964 outstanding, respectively	112,533	93,837
Common stock to be issued; 8,368,918 and 7,363,281 shares	312,854	368,326
Additional paid-in capital	8,396,906	7,274,799
Deficit accumulated during development stage	(9,966,700)	(8,187,901)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)

Total stockholders' deficiency	(1,147,950)	(454,482)

Total liabilities and stockholders' deficiency	$3,063,614	$3,095,913

See Notes to Financial Statements

REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF OPERATIONS

			September 6, 2007
	Nine Months	Nine Months	(Inception Date)	Three Months	Three Months
	Ended	Ended	Through	Ended	Ended
	June 30	June 30	June 30	June 30	June 30
	2013	2012	2013	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$—	$—

Operating expenses
Research and development	—	964,817	1,483,719	—	94,958
General and administrative	649,934	1,172,239	5,054,779	166,095	411,254
Stock based compensation - general and administrative	—	—	1,248,637	—	—

Total operating expenses	649,934	2,137,056	7,787,135	166,095	506,212

Loss from operations	(649,934)	(2,137,056)	(7,787,135)	(166,095)	(506,212)

Other expenses

Interest expense, including amortization of debt discounts and beneficial conversion features	(566,156)	(483,706)	(1,616,856)	(210,087)	(243,766)
Loss on derivative liabilities	(562,709)	—	(562,709)	(559,413)	—

Total Other Expenses	(1,128,865)	(483,706)	(2,179,565)	(769,500)	(243,766)

Net loss	(1,778,799)	(2,620,762)	(9,966,700)	(935,595)	(749,978)

Preferred stock dividends	(34,503)	(81,013)	(1,405,613)	(11,501)	(26,826)

Net loss attibutable to common stockholders	$(1,813,302)	$(2,701,775)	$(11,372,313)	$(947,096)	$(776,804)

Basic and diluted loss per share:	$(0.02)	$(0.03)		$(0.01)	$(0.01)

Weighted average number of shares outstanding Basic and diluted	106,174,184	84,846,355		111,236,452	86,934,548

See Notes to Financial Statement

REGENICIN, INC.

(A Development Stage company)

STATEMENTS OF CASH FLOWS

			September 6, 2007
	Nine Months	Nine Months	(Inception Date)
	Ended	Ended	Through
	June 30	June 30	June 30
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,778,799)	$(2,620,762)	$(9,966,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	56,793	56,250	120,696
Accrued interest on notes and loans payable	48,252	61,778	152,602
Amortization of beneficial conversion features	257,444	353,946	1,125,977
Original issue discount on convertible note payable	92,528	—	92,528
Stock based compensation - G&A	—	—	1,248,637
Stock based compensation - Interest expense	89,370	7,653	89,370
Loss on derivative liabilities	562,709	—	562,709
Changes in operating assets and liabilities
Prepaid expenses and other current assets	44,459	60,243	97,363
Accounts payable	56,118	948,914	1,711,170
Accrued expenses	214,046	263,059	1,169,970

Net cash used in operating activities	(357,080)	(868,919)	(3,595,678)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	—	—	(3,007,500)

Net cash used in investing activities	—	—	(3,007,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	405,000	905,690	2,525,690
Repayments of notes payable	—	(10,000)	(245,000)
Proceeds from loans from related parties	6,400	58,000	573,600
Repayments of loans from related party	—	—	(3,200)
Repayments of notes payable - insurance financing	(42,160)	(60,243)	(107,243)
Proceeds from the sale of common stock	—	—	3,012,575
Proceeds from the sale of Series A convertible preferred stock	—	—	1,180,000
Payments of expenses relating to the sale of common stock	—	—	(444,910)
Payment of expenses relating to the sale of convertible preferred stock	—	—	(9,600)
Proceeds from loans payable	—	—	145,000
Proceeds from advances from officer	—	—	22,500

Net cash provided by financing activities	369,240	893,447	6,649,412

NET INCREASE IN CASH	12,160	24,528	46,234

CASH - BEGINNING OF PERIOD	34,074	4,396	—

CASH - END OF PERIOD	$46,234	$28,924	$46,234

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,401	$2,019

Non-cash activities:

Preferred stock dividends	$34,503	$81,013

Shares issued/to be issued in connection with conversion of debt and accrued interest	$820,007	$207,634

Issuance of warrants upon conversion of debt	$—	$7,653

See Notes to Finanical Statements.

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

The Company continues to work with its bovine collagen scaffold supplier to ensure there will be an adequate supply of scaffolds to grow cultured skin substitute for PermaDerm® and its future indications in addition to catastrophic burns. The Company’s supplier currently has an annual capacity of nearly 10,000,000 sq centimetres of bovine collagen scaffolds or enough to treat 1000 burn patients annually. The manufacturing facility is currently ISO certified and is proceeding with The FDA Establishment Registration and cGMP quality system requirements.

A two layered cultured skin substitute was initially designated as an Orphan Device by the FDA for treatment of burns. In June of 2012, the FDA granted Orphan Status for the two layered engineered skin substitute biologic/drug product. Such a designation has certain benefits to the recipient, but these do not include the immediate commercialization of the product.

Regenicin intends to work with the FDA for the development of a cultured skin biologic product. Regenicin intends to pursue Orphan Designation in Europe. The Company hopes to initiate clinical trials in the first half of 2014 with submission to the FDA for Orphan Product approval for PermaDerm® anticipated by the end of 2014. The Company intends to apply for Biological License Approval by the end of 2014. The major difference between commercialization as an Orphan Product and a full Biological License Approval is the Orphan Product has additional FDA reporting requirements and additional procedural administration steps in order to use the product on specific patients such as IRB approval for each patient.

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

The Company believes the technology has many different uses beyond the burn indication. The other uses include chronic wounds, reconstructive surgery and the individual components of the PermaDerm® technology such as tendon wraps made of collagen or temporary coverings to protect the patients from infections while waiting for PermaDerm®. The collagen technology used for PermaDerm® is a wide-open field in wound healing and uses such as stem cell grafting substrates. It is important to know that all of these above are products by themselves regardless of whether PermaDerm® is approved for burns. The Company could pursue any or all of them independently if financing permitted. Even if PermaDerm® was not approved for burn treatments, it could be approved for chronic wounds or reconstruction.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2012, as filed with the Securities and Exchange Commission.

Going Concern:

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $10 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage Activities and Operations:

The Company is in the development stage and has had no revenues.  A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Recent Pronouncements:

On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update should be applied prospectively for annual and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact of its pending adoption of ASU 2013-11 on its consolidated financial statements.

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

	Shares of Common Stock
	Issuable upon Conversion /Exercise
	as of June 30,
	2013	2012
Options	5,542,688	5,542,688
Warrants	1,348,667	1,269,842
Convertible preferred stock	17,700,000	28,554,000
Convertible debentures	33,000,192	12,660,273

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

Management reviews intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, management must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. The Company did not record any impairment charges in the nine months ended June 30, 2013 and 2012.

NOTE 5 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both June 30, 2013 and September 30, 2012, the loan payable totaled $10,000.

Loans Payable - Related Parties:

In October 2011, Craig Eagle, a director of the Company, advanced the Company $35,000. The loan does not bear interest and is due on demand. At both June 30, 2013 and September 30, 2012, the loan balance was $35,000.

John Weber, the Company’s Chief Financial Officer, advanced the Company $13,000 in February 2012, $10,000 in April 2012 and $5,100 in March 2013. The loans do not bear interest and are due on demand. At June 30, 2013 and September 30, 2012, the loan balance was $28,100 and $23,000, respectively.

For the nine months ended June 30, 2013, the Company received other advances totaling $1,300. The loans do not bear interest and are due on demand. At June 30, 2013, the loan balance was $1,300.

NOTE 6 - NOTES PAYABLE

Insurance Financing Note:

In August 2012, the Company renewed its policy and financed premiums totaling $47,000. The note is payable over a nine-month term. At June 30, 2013 and September 30, 2012, the balance owed under the note was $-0- and $42,160, respectively.

Bridge Financing:

On December 21, 2011, the Company issued a $150,000 promissory note (“Note 2”) to an individual. Note 2 bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% will be charged on any late payments. At maturity, the Company was supposed to issue one million shares of common stock as additional consideration. The shares have been issued. For financial reporting purposes, the Company recorded a discount of $56,250 to reflect the value of these shares. The discount was amortized over the term of Note 2. Note 2 was not paid at the maturity date and the Company is incurring the additional interest described above. At both June 30, 2013 and September 30, 2012, the Note 2 balance was $175,000.

On January 18, 2012, the Company issued a $165,400 convertible promissory note (“Note 3”) to an individual. Note 3 bore interest at the rate of 5% per annum and was due on June 18, 2012. Note 3 and accrued interest thereon was convertible into units at a conversion price of $2.00 per unit. A unit consisted of one share of Series A Convertible Preferred Stock (“Series A Preferred”) and a warrant to purchase one-fourth (1/4), or 25% of one share of common stock. For financial reporting purposes, the Company recorded a discount of $6,686 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 3. Upon maturity, Note 3 was not automatically converted and the Units were not issued. Instead, in October 2012, a new note was issued with a six month term. The new note bore interest at the rate of 8% per annum and the principal and accrued interest thereon were convertible into shares of common stock at a rate of $0.05 per share. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. The warrant has not been issued. At maturity, the principal and interest automatically converted and the Company was supposed to issue 3,522,440 shares of common stock. As of June 30, 2013, the shares were not issued and were classified as common stock to be issued. At June 30, 2013 and September 30, 2012, the Note 2 balance was $0 and $165,400, respectively.

On January 27, 2012, the Company issued a $149,290 convertible promissory note (“Note 4”) to an individual. Note 4 bore interest at the rate of 8% per annum and was due on March 31, 2012. Note 4 and accrued interest thereon was convertible into shares of common stock at a rate of $0.05 per share. In addition, the Company issued a warrant to purchase an additional 500,000 shares of common stock at $0.10 per share that expires on January 27, 2014. On March 31, 2012, Note 4 and the accrued interest became due and the Company was supposed to issue 3,027,683 shares of common stock. In May 2013, the Company issued 3,027,683 shares of its common stock for the conversion of principal and accrued interest. For financial reporting purposes, the Company recorded a discount of $7,653 to reflect the value of the warrant and a discount of $149,290 to reflect the value of the beneficial conversion feature.

In March 2012, the Company issued a series of convertible promissory notes (“Notes 5-9”) totaling $186,000 to four individuals. Notes 5-9 bore interest at the rate of 33% per annum and were due in August and September 2012. Notes 5-9 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $186,000 to reflect the beneficial conversion features. The discounts were amortized over the terms of Notes 5-9. At maturity, the principal and interest automatically converted and the Company was supposed to issue 4,335,598 shares of common stock. As of September 30, 2012, the shares were not issued and were classified as common stock to be issued. In December 2012, the Company issued 4,079,000 shares to the note holders of Notes 5, 6, 7 and 9. The unissued 256,598 shares for Note 8 are classified as common stock to be issued at June 30, 2013.

In April 2012 through June 2012, the Company issued a series of convertible promissory notes (“Notes 10-18”) totaling $220,000 to nine individuals. Notes 10-18 bore interest at the rate of 33% per annum and were due in October through November 2012. Notes 10-18 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $215,900 to reflect the beneficial conversion features. The discounts were amortized over the terms of Notes 10-18. In December 2012, the Company issued 5,124,500 shares of its common stock for the conversion of principal and accrued interest through the various maturity dates of the notes. At June 30, 2013 and September 30, 2012, the Note 10-18 balances were $0 and $220,000.

In April 2012, the Company issued a convertible promissory note (“Note 19”) totaling $25,000 to an individual for services previously rendered. Note 19 bore interest at the rate of 33% per annum and was due in October 2012. Note 19 and accrued interest thereon was convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. For financial reporting purposes, the Company recorded a discount of $24,837 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 19. In December 2012, the Company issued 582,500 shares of its common stock for the conversion of principal and accrued interest through the maturity date. At June 30, 2013 and September 30, 2012, the Note 19 balance was $0 and $25,000.

In July 2012, the Company issued a series of convertible promissory notes (“Notes 20-22”) totaling $100,000 to three individuals. Notes 20-22 bore interest at the rate of 10% per annum and were due in December 2012 and January 2013. Notes 20-22 and accrued interest thereon were convertible into shares of common stock at the rate of $0.10 per share and automatically converted on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $67,500 to reflect the beneficial conversion features. The discounts were amortized over the terms of Notes 20-22. In February 2013, the Company issued 1,050,000 shares of common stock for the conversion of Notes 20-22 and accrued interest thereon. At June 30, 2013 and September 30, 2012, the Note 20-22 balances were $0 and $100,000.

In July 2012, the Company issued a convertible promissory note (“Note 23”) totaling $100,000 to an individual. Note 23 bore interest at the rate of 8% per annum and was due in January 2013. Note 23 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date, unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. For financial reporting purposes, the Company recorded a discount of $100,000 to reflect the beneficial conversion feature. The discount was amortized over the term of the Note. In January 2013, the Company issued 2,080,000 shares of common stock for the conversion of Note 23 and accrued interest thereon. The warrant has not been issued as of the date of the issuance of the financial statements. At June 30, 2013 and September 30, 2012, the Note 23 balance was $0 and $100,000, respectively.

In December 2012, the Company issued a convertible promissory note (“Note 24”) totaling $100,000 to an individual. Note 24 bears interest at the rate of 8% per annum and was due in June 2013. Note 24 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date, unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. For financial reporting purposes, the Company recorded a discount of $100,000 to reflect the beneficial conversion feature. The discount was amortized over the term of the Note. At maturity, the principal and interest automatically converted and the Company was supposed to issue 2,089,863 shares of common stock. As of June 30, 2013, the shares were not issued and were classified as common stock to be issued. The warrant has not been issued as of the date of the issuance of the financial statements. At June 30, 2013, the Note 24 balance was $0.

In January 2013, the Company issued a convertible promissory note (“Note 25”) totaling $35,000 to an individual. Note 25 bears interest at the rate of 8% per annum and is due in July 2013. Note 25 and accrued interest thereon is convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. In addition, at the date of conversion, the Company is to issue a two-year warrant to purchase an additional 175,000 shares of common stock at $0.50 per share. For financial reporting purposes, the Company recorded a discount of $21,000 to reflect the value of the beneficial conversion feature. The value of the warrant was not recorded as the value was deemed to be immaterial. The discount is being amortized over the term of the Note. At June 30, 2013, the Note 25 balance was $33,028, net of a debt discount of $1,972. Note 25 matured in July 2013. On August 1, 2013, the Company issued 728,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. The warrant has not been issued as of the issuance of the financial statements.

In March 2013, the Company issued a convertible promissory note (“Note 26”) totaling $25,000 to an individual. Note 26 bears interest at the rate of 8% per annum and is due in September 2013. Note 26 and accrued interest thereon is convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. In addition, at the date of conversion, the Company is to issue a one-year warrant to purchase an additional 640,000 shares of common stock at $0.001 per share. For financial reporting purposes, the Company recorded a discount of $14,507 to reflect the value of the warrant and a discount of $10,493 to reflect the value of the beneficial conversion feature. The discounts are being amortized over the term of the Note. At June 30, 2013, the Note 26 balance was $12,771, net of a debt discount of $12,229.

In April 2013, the Company issued two convertible promissory notes (“Notes 27-28”) totaling $40,000 to two individuals. Note 27-28 bear interest at the rate of 8% per annum and are due in September and October 2013. Note 27-28 and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. At June 30, 2013, the Notes 27-28 balances were $40,000.

In May 2013, the Company issued a convertible promissory note (“Note 29”) totaling $25,000 to an individual. Note 29 bear interest at the rate of 8% per annum and are due in November 2013. Note 29 and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. At June 30, 2013, the Note 29 balance was $25,000.

In June 2013, the Company issued convertible promissory notes (“Notes 30-31”) totaling $30,000 to two individuals. The notes bear interest at the rate of 8% per annum and are due December 2013. The principal and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. In addition, at the date of conversion, the Company is to issue two-year warrants to purchase an additional 600,000 shares of common stock at $0.05 per share. For financial reporting purposes, the Company recorded discounts of $3,451 to reflect the value of the warrants. The discounts are being amortized over the terms of the Notes. At June 30, 2013, the Notes 30-31 balances were $27,039, net of debt discounts of $2,961.

In July 2013, the Company issued a convertible promissory note (“Note 32”) totaling $25,000 to an individual. Note 32 bears interest at the rate of 8% per annum and are due in January 2014. Note 32 and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company.

Convertible Promissory Notes:

In October 2012, the Company issued a promissory note to a financial institution (the “Lender”) to borrow up to a maximum of $225,000. The note bears interest so that the Company would repay a maximum of $250,000 at maturity, which correlated to an effective rate of 10.59%. In October 2012, the Company received $50,000 upon the signing of the note and then in January through June 2013, the Company received additional proceeds totaling $100,000. Material terms of the note include the following:

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

The Company is accreting the original issue discount (“OID”) over the life of each loan using the effective interest method. For the nine months ended June 30, 2013, the accretion amounted to $5,028.

The conversion feature contained in the promissory note is considered to be an embedded derivative. The Company bifurcated the conversion feature and recorded a derivative liability on the balance sheet. The Company recorded the derivative liability equal to its estimated fair value of $112,366. Such amount was also recorded as a discount to the convertible promissory note and is being amortized to interest expense using the effective interest method. For the nine and three months ended June 30, 2013, amortization of the debt discount amounted to $30,523 and $19,914, respectively. At June 30, 2013, the unamortized discount is $81,843.

The Company is required to mark-to-market the derivative liability at the end of each reporting period. For the nine and three months ended June 30, 2013, the Company recorded a loss on the change in fair value of the conversion option of $248,240 and $244,944, respectively, and as of June 30, 2013, the fair value of the conversion option was $387,100.

In May and June 2013, the Company issued 1,950,000 shares of common stock for the conversion of principal and accrued interest of $25,675. In June 2013, the Company authorized the issuance of 2,500,000 shares of common stock for the conversion of principal and accreted interest of $19,500. The shares were issued in July 2013. As such, the shares were classified as common stock to be issued at June 30, 2013.

At June 30, 2013, the balance of the convertible note was $28,010 net of the debt discount of $81,843.

In May 2013, the Company issued a convertible promissory note totaling $293,700 to a vendor in lieu of amounts payable. The note bears interest at the rate of 12% per annum and is due November 21, 2013. The Note and accrued interest are convertible into shares of common stock at a conversion rate of the lower of $0.04 per share or 80% of the average of the lowest three trading prices in the 20 trading days previous to the conversion. In addition, the Company issued a five-year warrant to purchase an additional 50,000 shares of common stock at a per share exercise price of the lower of $0.04 per share or 80% of the average of the lowest three trading prices in the 20 trading days previous to the conversion.

The conversion features contained in the promissory note and the warrant are considered to be embedded derivatives. The Company bifurcated the conversion features and recorded derivative liabilities on the balance sheet. The Company recorded the derivative liabilities equal to their estimated fair value of $153,300. Such amount was also recorded as a discount to the convertible promissory note and is being amortized to interest expense using the effective interest method. For both the nine and three months ended June 30, 2013, amortization of the debt discount amounted to $18,369. At June 30, 2013, the unamortized discount is $134,931.

The Company is required to mark-to-market the derivative liabilities at the end of each reporting period. For both the nine and three months ended June 30, 2013, the Company recorded a loss on the change in fair value of the conversion option of $314,469, and as of June 30, 2013, the fair value of the conversion option was $467,769.

At June 30, 2013, the balance of the convertible note was $158,769 net of the debt discount of $134,931.

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

The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $34,503 and $11,501 for the nine and three months ended June 30, 2013, respectively. Dividends amounted to $81,013 and $26,826 for the nine and three months June 30, 2012, respectively. At June 30, 2013 and September 30, 2012, dividends payable total $168,748 and $134,244, respectively, and are included in accrued expenses.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At June 30, 2013 no shares of Series B Preferred are outstanding.

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

In May 2013, the Company issued 3,027,683 shares of common stock for the conversion of Note 4 and accrued interest.

In May and June 2013, the Company issued 1,950,000 shares of common stock for the conversion of principal and accreted interest of $25,675 owed to the Lender. In July 2013, the Company issued 2,500,000 shares of common stock for the conversion of principal and accreted interest of $19,500.

On August 1, 2013, the Company issued 728,000 shares of common stock for the conversion of Note 25 and accrued interest.

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

Stock based compensation resulted from the issuance of common stock as a finder’s fee as discussed above and amounted to $89,370 and $0 for the nine and three months ended June 30, 2013, respectively. In 2012, stock based compensation resulted from the issuance of warrants upon the conversion of notes payable and amounted to $7,653 and $0 for the nine and three months ended June 30, 2012, respectively. Stock based compensation is included in interest expense for the nine and three months ended June 30, 2013 and 2012.

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

The Company received subsequent letters from Lonza, dated May 17, 2013 and May 31, 2013, reiterating, among other things, its position that the Agreement had been terminated.

There is an ongoing dispute with Lonza about the issue of whether the Agreement has, in fact, been terminated and, to the extent it was not properly terminated, the performance and payment obligations under the Agreement. The Company believes that Lonza’s position, as set forth in the above letters, and in the Company’s most recent letter to Lonza, dated July 8, 2013, is untenable in that, among other things: (1) the notice of termination was invalid, (2) Lonza’s billings call for the payment of amounts not currently owing, (3) Lonza has failed to submit to an audit of its charges; and (4) Lonza has refused to provide an appropriate plan for the processing of the biotechnology through the FDA as required by the Agreement. Additionally, the Company believes that Lonza’s response is designed to allow it to retain the Company’s over $3.5 million in payments along with the biotechnology the Company expected to purchase as part of the Agreement. The Company further believes that this action was designed to benefit Lonza in its lawsuit with other parties related to the original sale of the underlying biotechnology.

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

No rent is charged for either premise.

NOTE 10 - CONTINGENCY

On November 19, 2012, the law firm of Stevens & Lee, a Pennsylvania Professional Corporation filed a civil complaint in Superior Court of New Jersey Mercer County against the Company (the “Lawsuit”). The Lawsuit alleged that we incurred, but had not paid fees for legal services that were due and owing to Stevens & Lee pursuant to a letter of engagement entered into by the parties on July 14, 2010. The Lawsuit includes claims based on the following two (2) theories of recovery: breach of contract and action on an account. In addition to the principal sum sought to be recovered in the amount of $70,528, Stevens & Lee also asserts a right to also recover pre-judgment interest, post-judgment interest, and the costs incurred by Stevens & Lee in bringing the Lawsuit. We deny owing any amount to Stevens & Lee. Despite conducting negotiations with us to resolve the Lawsuit, Stevens & Lee petitioned the Court and received a default judgment against the Company. We filed a motion to vacate the default judgment. On April 19, 2013, the Court granted our motion to vacate the default judgment. Following the Court’s order, we may defend against the Lawsuit with all of the defenses available to us under the law. We believe we have substantial defenses to the claims made and intend to vigorously defend this matter. As of both June 30, 2013 and September 30, 2012, such amount is included in accounts payable.

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

Overview

We intend to develop and commercialize a potentially lifesaving technology by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for certain clinical diagnoses. To this end, we entered into an agreement to purchase stock of Cutanogen Corporation (“Cutanogen”) from Lonza Walkersville, Inc. (“Lonza”) and for the exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (“FDA”) for the commercial sale of several products. This agreement is known as the Know-How License and Stock Purchase Agreement (the “Agreement”). These products are aimed at the treatment of burns, chronic wounds and a variety of plastic and reconstructive surgical procedures. In the United States market alone, the company estimates the potential markets for severe burns and chronic skin wounds is in excess of $7 billion.

The first product, PermaDerm®, is a tissue-engineered skin prepared by utilizing autologous (patient’s own) skin cells. It is a combination of cultured epithelium with a collagen-fibroblast implant that produces a skin substitute that contains both epidermal and dermal components. A two layered cultured skin model has been shown in preclinical studies to generate a functional skin barrier and in clinical studies to promote closure and healing of burns. Clinically, we believe self-to-self skin grafts the same as allograft tissue for permanent skin tissue are not rejected by the immune system of the patient, unlike with porcine or cadaver grafts in which immune system rejection is an important possibility. Clinically speaking, a product designed to treat a life threatening condition must be available for the patient when needed. PermaDerm® is being developed to be ready to apply to the patient when the patient is ready for grafting. PermaDerm® is being designed to be available within the first month of the patient being admitted. Patients with these serious injuries may not be in a condition to be grafted on a predefined schedule made a month in advance, so in order to accommodate the patients needs, PermaDerm® will be designed with a shelf life and manufacturing schedule to ensure PermaDerm® is available whether the patient needs it the first month or any day after until the patient is completely covered.

A two layered cultured skin substitute was initially designated as an Orphan Device by the FDA for treatment of burns. In June of 2012, the FDA granted Orphan Status for the two layered engineered skin substitute biologic/drug product. Such a designation has certain benefits to the recipient, but these do not include the immediate commercialization of the product.

Regenicin intends to work with the FDA for the development of a cultured skin biologic product.. Regenicin intends to pursue Orphan Designation in Europe. We hope to initiate clinical trials in the first half of 2014 with submission to the FDA for Orphan Product approval for PermaDerm® anticipated by the end of 2014. We intend to apply for Biological License Approval by the end of 2014. The major difference between commercialization as an Orphan Product and a full Biological License Approval is the Orphan Product has additional FDA reporting requirements and additional procedural administration steps in order to use the product on specific patients such as IRB approval for each patient.

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

We have received subsequent letters from Lonza, dated May 17, 2013 and May 31, 2013, reiterating, among other things, its position that the Agreement had been terminated.

There is an ongoing dispute with Lonza about the issue of whether the Agreement has, in fact, been terminated and, to the extent it was not properly terminated, the performance and payment obligations under the Agreement. We believe that Lonza’s position, as set forth in the above letters, and in our most recent letter to Lonza, dated July 8, 2013, is untenable in that, among other things: (1) the notice of termination was invalid, (2) Lonza’s billings call for the payment of amounts not currently owing, (3) Lonza has failed to submit to an audit of its charges; and (4) Lonza has refused to provide an appropriate plan for the processing of the biotechnology through the FDA as required by the Agreement. Additionally, we believe that Lonza’s response is designed to allow it to retain our over $3.5 million in payments along with the biotechnology we expected to purchase as part of the Agreement. We further believe that this action was designed to benefit Lonza in its lawsuit with other parties related to the original sale of the underlying biotechnology.

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

Results of Operations for the Three and Nine Months Ended June 30, 2013 and 2012

We have generated no revenues since inception. We do not expect to generate revenues until we are able to obtain FDA approval of PermaDerm®, and thereafter acquire the license rights to sell products associated with that technology.

We incurred operating expenses of $166,095 for the three months ended June 30, 2013, compared with operating expenses of $506,212 for the three months ended June 30, 2012. We incurred operating expenses of $649,934 for the nine months ended June 30, 2013, compared with operating expenses of $2,137,056 for the nine months ended June 30, 2012. Our operating expenses in 2013 were reduced from 2012 mainly as a result research and development costs in the three and nine months ended June 30, 2012 of $94,958 and $964,817, respectively as compared none in the same period in 2013. We also incurred significantly more general and administrative expenses for the three and nine months ended June 30, 2013, as compared with the same periods ended June 30, 2012, as demonstrated below.

Operating Expenses	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Legal and Accounting	$25,352	$184,707	$194,429	$420,702
Public Relations and Marketing Support	0	(14,760)	7,600	(14,760)
Salaries, Wages and Payroll Taxes	96,144	182,817	313,515	578,162
Consulting and Computer Support	900	10,800	2,700	32,600
Office Expenses and Misc.	6,150	8,648	10,068	25,825
Travel	13,597	3,867	32,276	22,653
Insurance	14,820	22,454	52,468	69,008
Website Expenses	0	17	1,013	647
Research and Development	0	94,958	0	964,817
Employee Benefits	9,132	12,704	35,865	37,402

We incurred other expenses of $769,500 for the three months ended June 30, 2013, as compared to $243,766 for the three months ended June 30, 2012. We incurred other expenses of $1,128,865 for the nine months ended June 30, 2013, as compared to $483,706 for the nine months ended June 30, 2012. Our other expenses for 2013 and 2012 consisted mainly of interest expenses and loss on derivative liabilities.

We incurred a net loss of $935,595 for the three months ended June 30, 2013, as compared with a net loss of $749,978 for the three months ended June 30, 2012. We incurred a net loss of $1,778,799 for the nine months ended June 30, 2013, as compared with a net loss of $2,620,762 for the nine months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $46,234 and $34,074 as of September 30, 2012. We had a working capital deficit of $3,300,581 as of June 30, 2013.

Operating activities used $357,080 in cash for the nine months ended June 30, 2013. The decrease in cash was primarily attributable to funding the loss for the period.

Financing activities provided $369,240 for the nine months ended June 30, 2013 and consisted primarily of $411,400 in proceeds from notes payable and offset by the repayment of the insurance premium financings of $42,160.

In October 2012, we issued a promissory note to a financial institution to borrow up to a maximum of $225,000. The note bears interest so that we would repay a maximum of $250,000 at maturity, which correlated to an effective rate of 10.59%. In October 2012, we received $50,000 upon the signing of the note and then in January through July 2013, we received additional proceeds totalling $100,000.

In April through July 2013, we issued convertible promissory notes totaling $120,000 to six individual at terms similar to other notes we have issued.

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

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $9,966,700 for the period September 6, 2007 (inception date) through June 30, 2013, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Aside from the following, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

On November 19, 2012, the law firm of Stevens & Lee, a Pennsylvania Professional Corporation filed a civil complaint in Superior Court of New Jersey Mercer County against the Company (the “Lawsuit”). The Lawsuit alleged that we incurred, but had not paid fees for legal services that were due and owing to Stevens & Lee pursuant to a letter of engagement entered into by the parties on July 14, 2010. The Lawsuit includes claims based on the following two (2) theories of recovery: breach of contract and action on an account. In addition to the principal sum sought to be recovered in the amount of $70,527.65, Stevens & Lee also asserts a right to also recover pre-judgment interest, post-judgment interest, and the costs incurred by Stevens & Lee in bringing the Lawsuit. We deny owing any amount to Stevens & Lee. Despite conducting negotiations with us to resolve the Lawsuit, Stevens & Lee petitioned the Court and received a default judgment against the Company. We filed a motion to vacate the default judgment. On April 19, 2013, the Court granted our motion to vacate the default judgment. Following the Court’s order, we may defend against the Lawsuit with all of the defenses available to us under the law. We believe we have substantial defenses to the claims made and intend to vigorously defend this matter.

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

In April 2013, we issued 3,027,683 shares of common stock for the conversion of notes payable issued under bridge financing and accrued interest.

In May 2013, we issued to a vendor a five-year warrant to purchase 50,000 shares of common stock at a per share exercise price of the lower of $0.04 per share or 80% of the average of the lowest three trading prices in the 20 trading days previous to the conversion.

In May and June 2013, we issued 1,950,000 shares of common stock for the conversion of a portion of the convertible promissory note principal and interest.

In June 2013, we authorized the issuance of 2,500,000 shares of common stock for the conversion of a portion of the convertible promissory note principal and interest. The shares were issued in July 2013.

On August 1, 2013, we issued 728,000 shares of common stock for the conversion of a note payable issued under bridge financing and accrued interest.

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

Regenicin, Inc.

Date:	August 19, 2013

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

