Form 10-K
period 2013-09-30
Regenicin, Inc.
filed 2014-01-14
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,539,607

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 119,609,400 as of January 2, 2014.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	18

PART I

Item 1. Business

The Lawsuit with Lonza

On September 30, 2013, we filed a lawsuit against Lonza Walkersville, Inc. (“Lonza Walkersville”), Lonza Group Ltd. (“Lonza Group”) and Lonza America, Inc. (“Lonza America”) (collectively, the “Defendant”) in Fulton County Superior Court in the State of Georgia.

We continued to negotiate for almost 6 months after Lonza paid the previous shareholders of Cutanogen Corporation (“Cutanogen”) to settle their lawsuit. We attempted to acquire the Cutanogen technology from Lonza in lieu of a license but to no avail. We have retained the national law firm of Gordon and Rees, LLP (gordonrees.com) to represent us in this case.

In our complaint, we allege that we entered into a Know-How License and Stock Purchase Agreement (“Know-How SPA”) with Lonza Walkersville, on July 21, 2010. Pursuant to the terms of the Know-How SPA, we paid Lonza Walkersville $3,000,000 and, in exchange, we were to receive an exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (“FDA”) for the commercial sale of the Cutanogen technology. Additionally, pursuant to the terms of the Know-How SPA, we were entitled to receive certain related assistance and support from Lonza Walkersville upon payment of the $3,000,000. Once we secured FDA approval for the commercial sale of technology, the Know-How SPA provided that we were to pay Lonza Walkersville an additional $2,000,000 to buy its subsidiary, Cutanogen.

However, as we allege in the complaint, we believe the Defendant determined that it would make more money on the Cutanogen technology if it was not approved by the FDA and, unbeknownst to us, we believe Lonza Walkersville never intended to fulfill its obligations under the Know-How SPA. In this regard, we allege in the complaint that Lonza Walkersville used certain proprietary know-how and information for at least thirteen (13) other companies. We allege in the complaint that this is the same certain proprietary know-how and information we had purchased for $3 million under the exclusive Know-How SPA.

Further, as we allege in the complaint, the Defendant utilized threats and coercion against us throughout the contract term, including false claims of breach and securities violations, in order to attempt to terminate the Know-How SPA unilaterally. As a result, we received neither the exclusive license the Defendant had promised, nor the benefit of the exclusive proprietary know-how. Therefore, we allege in the complaint that, because of the Defendant’s breaches and tortious conduct, we lost the fees paid to the Defendant, which the Defendant did not earn, and suffered consequential damages and lost opportunities. In addition, we did not receive compensation from Lonza Walkersville for the time spent working on the Armed Forces Institute of Regenitive Medicine (AFIRM) grant, nor the time spent working on the Department of Defense (DOD) contract, which we were contractually supposed to be paid. We also will not receive the expected financial benefit from the DOD contract to help offset the cost of the clinical trials going forward. Lonza’s failure to secure a renewal of the DOD contract will have a significant financial impact on us. It should also be noted that the $3 million initially paid to Lonza, which was recorded as an intangible asset, has been fully written off in the accompanying financial statements as of September 30, 2013.

Our Business Moving Forward

We intend to continue to develop and gain FDA approval of cell therapy and biotechnology products separate from the Defendant’s patent, under the name PermaDerm® that we own, while fully prosecuting the Defendant to regain our losses as a result of its wrongdoing.

We intend to develop and commercialize PermaDerm®, a potentially lifesaving technology, by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for certain clinical indications. We developed our own cultured skin substitute after Lonza’s termination notice.

We have worked with a couple FDA compliant manufacturers to secure reliable source for our proprietary collagen components. Our scaffold, which is the starting structure for our product, is designed to promote cellular growth adhesion and assembly of multiple types of human cells. We will initially work to gain FDA commercialization approval for our proprietary skin product PermaDerm® utilizing autologous (patient’s own) cells to produce a multilayered living skin. We expect that PermaDerm® is expected to be available for the patient earlier and with a potentially longer shelf life than previously possible with the product that was being developed by Lonza. It is our position that neither the patent nor the intellectual property covered in the Know-How SPA purchased from Lonza are not applicable to our new PermaDerm® product.

To this end, we are in the process of validating our proprietary collagen scaffold to demonstrate safety and ensure a consistent fully FDA cGMP compliant starting material. While qualifying our initial collagen manufacturer, we are working to establish an additional cGMP compliant manufacturer of collagen components as a second source. Our first collagen manufacturer’s capacity is adequate to meet our estimated US demand for patients burned over 30% of their total body surface area. Additional manufacturing capacity will be necessary as we gain approval for chronic wounds, plus other indications, and expand internationally.

We are also currently working to qualify a cell therapy manufacturer of our cultured skin substitute. It is necessary to establish a long-term commitment with a manufacturer while going through the FDA approval process. It is mandatory to ensure continuous support from the biologic manufacturer during the approval process, clinical trials and ultimately, supply of commercial product after FDA approval. It is important, while working with the Biologics Division of the FDA, to use the same manufacturer to produce clinical trial material and the commercialized product.

The first product, PermaDerm®, is a multi-layered tissue-engineered skin prepared by utilizing autologous (patient’s own) skin cells. It is a combination of cultured epithelium with a collagen based implant that produces a skin substitute that contains both epidermal and dermal components. Clinically, we believe our PermaDerm® self-to-self skin graft product will behave the same as allograft tissue. PermaDerm® should not be rejected by the immune system of the patient, unlike with porcine or cadaver grafts. Immune system rejection is a serious concern in Xenotransplant procedures. The use of PermaDerm® does not require any specialized physician training because it is used the same as a standard allograft procedure.

Clinically speaking, a product designed to treat a life threatening condition must be available for the patient when needed. Our PermaDerm® is being developed to be ready to apply to the patient when the patient is ready for grafting. PermaDerm® is being designed to be available within the first month of the patient being admitted. Patients with these serious burn injuries may not be in a condition to be grafted on a predefined schedule made more than a month in advance. Therefore, in order to accommodate the patient’s needs, PermaDerm® will be designed with a shelf life and manufacturing schedule to ensure it is available whether the patient needs it the first month or any day after, until the patient’s wound is completely covered and closed.

We intend to work with the FDA for the development of a cultured skin biologic product. We are preparing documentation for Orphan Designation for the USA and European Union using our internal expertise. We will submit the request when we have qualified our cell therapy manufacturer. In order to obtain Orphan designation we will work with the Office of Orphan products to demonstrate that there are less than 200,000 patients affected per year in the US and supply information showing that PermaDerm® is safe and the probable benefit of using PermaDerm® for burns. We expect Orphan Designation for burns in 2014.

Having PermaDerm® approved as an Orphan Product has significant benefits, including 7 years exclusivity with the FDA, generating revenue from sales of product used during the clinical trials and being able to utilize the data from patients from many different hospitals to gain Biological License Approval. Orphan approval allows the product to be used to treat people a lot earlier than waiting for extensive clinical trials to gain Biological License Approval. The major difference between Orphan Product Approval and a full Biological License Approval is that the Orphan Product has additional FDA reporting requirements and additional procedural administration steps. Orphan Product patient’s data must be reported to the FDA annually. There is a difference between Orphan Designation and Orphan Product Approval. Orphan Designation qualifies your product to get special assistance from the FDA such as grants, and additional guidance in designing your trials and what the FDA expects you to do to gain Orphan Approval. Orphan Approval is granted when you have demonstrated that your product is safe and has a probable benefit to a patient affected with the specific indication. Orphan Approval means you can begin selling the product.

We are assembling our Investigative New Drug (IND) Biologic application for PermaDerm®, utilizing our internal expertise. This allows us to move the product through the FDA pipeline with minimal expense. As we approach the clinical trials, we will need to obtain additional outside funding. We hope to receive the approval from the FDA to initiate clinical trials in 2014. We intend to apply for Biological License Approval in 2015.

Our second product is anticipated to be TempaDerm®. TempaDerm® uses cells obtained from human donors to develop banks of cryo-preserved (frozen) cells and cultured skin substitute to provide a continuous supply of non-allogenic skin substitutes to treat much smaller wound areas on patients, such as ulcers. This product has applications in the treatment of chronic skin wounds such as diabetic ulcers, decubitus ulcers and venous stasis ulcers. This product is similar to PermaDerm® except for the indications and TempaDerm® does not depend on autologous cells. In fact, it could be possible to use the excess cultured skin that was originally produced for use on the patient that donated the cells used to grow the skin. TempaDerm® could take this original cultured skin and use it on someone other than the original donor. TempaDerm® has the possibility of using banked cells, or even frozen cultured skin substitutes, to carry inventory to satisfy unknown needs or large volumes to meet the demands created in large scale disasters.

We believe this technology has many different uses beyond the burn indication. The other uses include chronic wounds, reconstructive surgery, other complex organs and tissues. Some of the individual components of our PermaDerm® technology will be developed for devices, such as tendon wraps made of collagen or collagen temporary coverings to protect the patients from infections while waiting for PermaDerm®. The collagen technology used for PermaDerm® can be used for many different applications in wound healing and stem cell technology and even drug delivery systems.

We could pursue any or all of the indications simultaneously if financing permitted, but for now we will seek approval for PermaDerm® first as an Orphan Biologic Product and then Biological License Approval.

Competition

Several companies have developed products that propose to approach the markets described above. Among those companies are:

-	Smith & Nephew Wound Management
-	Genzyme Biosurgery
-	Integra Life Sciences Corporation
-	LifeCell Corporation/Kinetic Concepts
-	Organogenesis Inc
-	Ortec International, Inc Forticell Biosciences
-	Intercytex
-	Keracure partner Genzyme
-	Advanced Biohealing/ Shire
-	Cy Ttera/ NovoCell/ViaCyte
-	Biomimetic Therapeutics Inc.
-	RTI Biologics

Each of these companies has a proprietary approach to these markets, but none has yet penetrated the cell therapy markets fully and 5 companies, (Smith and Nephew, Genzyme. Organogenesis, Integra, Forticell and Advanced Biohealing) have products that are FDA approved for use in burn patients. Conversely, our products are believed to be superior in design and function and, thus, provide significant advantages over the above competitors. The advantages of PermaDerm® include simultaneous delivery of Autologus epidermal keratinocytes and fibroblasts on a prefabricated collagen implant. Clinical skin replacements and grafts are in high demand for the treatment of skin injuries: they represent approximately 50% of tissue engineering and regenerative medicine market revenues. In 2009, the potential United States market for tissue-engineered skin replacements and substitutes totaled approximately $18.9 billion, based on a target patient population of approximately 5.0 million. By the year 2019, the total potential target population for the use of tissue-engineered skin replacements and substitutes is expected to increase to 6.4 million, resulting in a potential US market of approximately $24.3 billion. Tissue Engineering and Cell Transplantation: US Markets for Skin Replacements and Substitutes; Report #A426; Medtech Insight: Bridgeport, PA, USA, August 2010.

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

Unrestricted sales of PermaDerm® will require full approval after data for safety and efficacy are collected from a multi-center study. Once the IND is submitted, we expect enrollment and treatment are expected to require one year evaluation on each patient. The final 9 months of the evaluation is expected to be only a monitoring period. After collection of data from the clinical trial and submission to FDA, six months is typically planned for FDA’s review and decision. Having an Orphan designation of which the indication is life threatening and there is an unmet need for catastrophic burns, the review time may be reduced significantly. Therefore, we believe Biological approval can be obtained in 2015. A positive performance of the clinical study and a review from FDA in less than 6 months after pre approval inspection of the manufacturing facility by FDA would support a 2015 date for commercial sales.

Intellectual Property

In August 2010, we paid $7,500 and obtained the rights to the trademarks PermaDerm® and TempaDerm® from KJR-10 Corp.

Employees

As of December 31, 2013, we had 4 employees.

Subsidiaries

On September 11, 2013 we completed formation documents with respect to the formation of a new wholly - owned subsidiary created with the sole purpose of conducting research in the State of Georgia.

The new subsidiary was given the name, Regenicin Research of Georgia, LLC, and was accepted by the Georgia Secretary of State on September 25, 2013, with an official certificate of formation being issued on September 26, 2013.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

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

We also maintain an office at 3 Arvida Drive, Pennington NJ 08534, which is an FDA registered, cGMP compliant FDA audited facility. This office is owned by Materials Testing Laboratory, and the principal is an employee of our company. No rent is charged.

Item 3. Legal Proceedings

On September 30, 2013, we filed a lawsuit against the Defendant in Fulton County Superior Court in the State of Georgia.

In our complaint, we allege that we entered into the Know-How SPA with Lonza Walkersville, on July 21, 2010. Pursuant to the terms of the Know-How SPA, we paid Lonza Walkersville $3,000,000 and, in exchange, we were to receive an exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the FDA for the commercial sale of the Cutanogen technology. Additionally, pursuant to the terms of the Know-How SPA, we were entitled to receive certain related assistance and support from Lonza Walkersville upon payment of the $3,000,000. Once we secured FDA approval for the commercial sale of the technology, the Know-How SPA provided that we were to pay Lonza Walkersville an additional $2,000,000 to buy its subsidiary, Cutanogen.

However, as we allege in the complaint, we believe the Defendant determined that it would make more money on the technology if it was not approved by the FDA and, unbeknownst to us, Lonza Walkersville never intended to fulfill its obligations under the Know-How SPA. In this regard, we allege in the complaint that Lonza Walkersville used certain proprietary know-how and information for at least thirteen (13) other companies. Further, as we allege in the complaint, the Defendant utilized threats and coercion against us throughout the contract term, including false claims of breach and securities violations, in order to attempt to terminate the Know-How SPA unilaterally. As a result, we received neither the exclusive license the Defendant had promised, nor the benefit of the exclusive Know-How SPA. Therefore, we allege in the complaint that, because of the Defendant’s breaches and tortious conduct, that we lost the fees paid to the Defendant, which the Defendant did not earn, and suffered consequential damages and lost opportunities.

On November 19, 2012, the law firm of Stevens & Lee, a Pennsylvania Professional Corporation filed a civil complaint in Superior Court of New Jersey Mercer County against us. The lawsuit alleged that we incurred, but had not paid, fees for legal services that were due and owing to Stevens & Lee pursuant to a letter of engagement entered into by the parties on July 14, 2010.

We settled the lawsuit with Stevens & Lee for $45,000. We have paid this amount and, on September 18, 2013, the lawsuit was dismissed.

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

Fiscal Year Ending September 30, 2012
Quarter Ended	High $	Low $
September 30, 2012	0.175	0.06
June 30, 2012	0.269	0.061
March 31, 2012	0.195	0.07
December 31, 2011	0.136	0.051

Fiscal Year Ending September 30, 2013
Quarter Ended	High $	Low $
September 30, 2013	0.048	0.0136
June 30, 2013	0.0725	0.0211
March 31, 2013	0.125	0.0512
December 31, 2012	0.10	0.0688

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

Holders of Our Common Stock

As of January 2, 2014, we had 119,609,400 shares of our common stock issued and outstanding, held by one hundred and eight (108) shareholders of record, with others holding shares in street name.

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

Recent Sales of Unregistered Securities

On December 18, 2012, the Company issued 801,000 shares of its common stock as a finder's fee to an entity for introducing investors and/or lenders who provided funding to the Company.

For the year ended September 30, 2013, we issued 16,671,685 shares of our common stock for the conversion of notes payable issued under bridge financing and accrued interest.

For the year ended September 30, 2013, we issued 8,850,000 shares of common stock for the conversion of principal and accreted interest owed to the lender. In November 2013, we issued 2,200,000 shares of common stock for the conversion of principal and accreted interest.

In December 2013, we issued 640,000 shares of common stock for the exercise of a warrant.

On December 24, 2013, we issued 1,038,751 shares of our common stock as a finder’s fee to an entity for introducing investors and/or lenders who provided funding to us.

Shares and Warrants to be issued:

A convertible promissory note automatically converted at $0.05 per share into 3,522,440 shares of our common stock. In addition, at the date of conversion, we were to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. The warrant has not been issued. As of September 30, 2013, the shares were not issued and were classified as common stock to be issued.

A convertible promissory note automatically converted at $0.05 per share into 2,089,880 shares of our common stock. In addition, at the date of conversion, we were to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. The warrant has not been issued. As of September 30, 2013, the shares were not issued and were classified as common stock to be issued.

A convertible promissory note automatically converted at $0.05 per share into 520,000 shares of our common stock. In addition, at the date of conversion, we were to issue a two-year warrant to purchase an additional 640,000 shares of common stock at $0.001 per share. The warrant has not been issued. As of September 30, 2013, the shares were not issued and were classified as common stock to be issued.

A convertible promissory note automatically converted at $0.05 per share into 256,598 shares of our common stock. As of September 30, 2013, the shares were not issued and were classified as common stock to be issued.

A convertible promissory note automatically converted at $0.05 per share into 312,100 shares of our common stock. As of September 30, 2013, the shares were not issued and were classified as common stock to be issued.

In connection with the sale of a convertible promissory note, we were required to issue a warrant to purchase 175,000 shares of common stock at $0.50 per share. The warrant has not yet been issued.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of September 30, 2013.

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

On January 6, 2011, we approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price is $0.62 per share. The options vest over a three-year period and expire on December 22, 2015. On May 11, 2011, the terms of the options were amended to allow for immediate vesting. On December 10, 2013, we approved the amendment to those options to change the exercise price to $0.035 per share.

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

Results of Operations for the Years Ended September 30, 2013 and 2012

We generated no revenues from September 6, 2007 (date of inception) to September 30, 2013. We do not expect to generate revenues until we are able to obtain FDA approval of cell therapy and biotechnology products and thereafter successfully market and sell those products.

We incurred operating expenses of $3,997,763 for the year ended September 30, 2013, compared with operating expenses of $2,358,939 for the year ended September 30, 2012. Our operating expenses increased in 2013 from 2012, and are compared as follows:

Operating Expenses	September 30, 2012	September 30, 2013
Impairment of intangible asset	$—	$3,000,000
Legal and Accounting	$477,195	$352,773
Public Relations and Marketing Support	$—	$7,600
Salaries, Wages and Payroll Taxes	$684,075	$423,576
Consulting and Computer Support	$33,600	$3,600
Office Expenses and Miscellaneous	$31,264	$(36,324)
Travel	$29,901	$38,620
Insurance	$87,335	$68,378
Website Expenses	$647	$1,693
Research and Development	$964,817	$80,000
Employee Benefits	$50,105	$57,847

We incurred other expenses of $907,049 for the year ended September 30, 2013, as compared to $787,719 for the year ended September 30, 2012. Our other expenses for 2013 consisted of interest expenses of $766,680 and losses on derivative liabilities of $140,369.  Our other expenses for 2012 consisted of interest expenses of $787,719.  Interest expense for 2013 and 2012 included $446,102 and $673,569, respectively, to reflect the amortization of debt discounts and beneficial conversion features of the various notes payable issued.

We incurred a net loss of $4,904,812 for the year ended September 30, 2013, as compared with a net loss of $3,146,658 for the prior year.

Liquidity and Capital Resources

As of September 30, 2013, we had cash of $22,500 and $34,074 as of September 30, 2012. We had a working capital deficit of $3,708,459 as of September 30, 2013.

Operating activities used $685,142 in cash for the year ended September 30, 2013. The decrease in cash was attributable to funding the loss for the year.

Financing activities provided $673,568 for the year ended September 30, 2013 and consisted of $715,000 in proceeds from notes payable and $6,400 in advances from related parties, offset by the repayment of the insurance premium financings of $47,832.

We have issued various promissory notes in the past year to meet our short term demands. In the past year, we have raised $715,000 in proceeds from the sale of these notes, the terms of which are provided in the notes to the financial statements accompanying this Annual Report. While this source of bridge financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan. Our long term financial needs are estimated at $8 to $10 million.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $13.1 million for the period September 6, 2007 (inception date) through September 30, 2013, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of September 30, 2013 and 2012
F-3	Consolidated Statements of Operations for the years ended September 30, 2013 and September 30, 2012, and the period from inception to September 30, 2013
F-4	Consolidated Statement of Stockholders’ (Deficiency) Equity for period from inception to September 30, 2013
F-5	Consolidated Statements of Cash Flows for the years ended September 30, 2013 and September 30, 2012, and the period from inception to September 30, 2013
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Regenicin, Inc.

We have audited the accompanying consolidated balance sheets of Regenicin, Inc. and Subsidiary (a development stage company) (the “Company”) as of September 30, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ (deficiency) equity and cash flows for the years then ended and for the period from September 6, 2007 (inception date) through September 30, 2013.  The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.    The consolidated statements of operations, changes in stockholders’ (deficiency) equity and cash flows of the Company for the period from September 6, 2007 (inception date) through September 30, 2009 were audited by other auditors whose report dated January 6, 2010 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012 and the results of their operations and cash flows for the years then ended and for the period from September 6, 2007 (inception date) through September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has incurred losses, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities.   This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

January 14, 2014

REGENICIN, INC. AND SUBSIDIARY

(A Development Stage company)

CONSOLIDATED BALANCE SHEET

	September 30	September 30,
	2013	2012

ASSETS
CURRENT ASSETS
Cash	$22,500	$34,074
Prepaid expenses and other current assets	66,335	54,339

Total current assets	88,835	88,413
Intangible assets	7,500	3,007,500
Total assets	$96,335	$3,095,913

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$1,392,481	$1,655,052
Accrued expenses	1,475,002	1,132,840
Note payable - insurance financing	52,220	42,160
Bridge financing (net of discount of $1,226 and $133,057)	538,774	652,343
Convertible promissory notes (net of discount of $136,452 and $0)	264,417	—
Loan payable	10,000	10,000
Loans payable - related parties	64,400	58,000
Total current liabilities	3,797,294	3,550,395
NON-CURRENT LIABILITY
Derivative liabilities	438,779	—
Total liabilities	4,236,073	3,550,395

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value,
5,500,000 shares authorized;
885,000 issued and outstanding	885	885
Common stock, $0.001 par value;
200,000,000 shares authorized;
120,159,009 and 93,836,324 issued, respectively;
115,730,649 and 89,407,964 outstanding, respectively	120,160	93,837
Common stock to be issued; 6,701,018 and 7,363,281 shares	334,968	368,326
Additional paid-in capital	8,501,390	7,274,799
Deficit accumulated during development stage	(13,092,713)	(8,187,901)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(4,139,738)	(454,482)
Total liabilities and stockholders' deficiency	$96,335	$3,095,913

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

(A Development Stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			September 6, 2007
	Year	Year	(Inception Date)
	Ended	Ended	Through
	September 30	September 30	September 30
	2013	2012	2013

Revenues	$	$	$

Operating expenses
Research and development	80,000	964,817	1,563,719
General and administrative	917,763	1,394,122	5,322,608
Impairment of intangible asset	3,000,000	—	3,000,000
Stock based compensation - general and administrative	—	—	1,248,637

Total operating expenses	3,997,763	2,358,939	11,134,964

Loss from operations	(3,997,763)	(2,358,939)	(11,134,964)

Other expenses
Interest expense, including amortization of debt discounts and
beneficial conversion features	(766,680)	(787,719)	(1,817,380)
Loss on derivative liability	(140,369)	—	(140,369)

Total Other Expenses	(907,049)	(787,719)	(1,957,749)

Net loss	(4,904,812)	(3,146,658)	(13,092,713)

Preferred stock dividends	(46,198)	(108,134)	(1,417,308)

Net loss attibutable to common stockholders	$(4,951,010)	$(3,254,792)	$(14,510,021)
Basic and diluted loss per share	$(0.05)	$(0.04)
Weighted average number of shares outstanding:
Basic and diluted	109,139,729	88,963,643

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

(A Development Stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY

	Convertible Preferred Stock		Common Stock		Common Stock Be	Discount on Common	Additional Paid-in	Deficit During The Accumulated	Treasury
	Shares	Amount	Shares	Amount	Issued	Stock	Capital	Stage	Stock	Total
Balances at September 6, 2007 (Inception Date)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock for cash	—	—	73,100,000	73,100	—	(30,100)	—	—	—	43,000
Net loss	—	—	—	—	—		—	(4,000)	—	(4,000)
Balances at September 30, 2007	—	—	73,100,000	73,100	—	(30,100)	—	(4,000)	—	39,000
Net loss	—	—	—	—	—	—	—	(44,500)	—	(44,500)
Balances at September 30, 2008	—	—	73,100,000	73,100	—	(30,100)	—	(48,500)	—	(5,500)
Net loss	—	—	—	—	—	—	—	(11,000)	—	(11,000)
Balances at September 30, 2009	—	—	73,100,000	73,100	—	(30,100)	—	(59,500)	—	(16,500)
Shares issued for conversion of debt owed to stockholder	—	—	7,650,000	7,650	—	(5,400)	—	—	—	2,250
Shares issued under Security Purchase Agreement	—	—	4,035,524	4,036	—	35,500	2,093,356	—	—	2,132,892
Shares issued for conversion of Bridge Notes Payable	—	—	1,612,903	1,613	—	—	748,387	—	—	750,000
Shares issued for conversion of interest on Bridge Notes Payable	—	—	7,830	8	—	—	3,634	—	—	3,642
Beneficial conversion feature on Bridge Notes Payable	—	—	—	—	—	—	251,214	—	—	251,214
Forgiveness of officers' loans related to sale of prior business	—	—	—	—	—	—	20,250	—	—	20,250
Net loss	—	—	—	—	—	—	—	(935,250)	—	(935,250)
Balances at September 30, 2010	—	—	86,406,257	86,407	—	—	3,116,841	(994,750)	—	2,208,498
Issuance of common stock for cash, net	—	—	623,400	623	—	—	391,150	—	—	391,773
Issuance of common stock for services	—	—	540,000	540	—	—	359,935	—	—	360,475
Issuance of Series A convertible preferred stock	1,345,000	1,345	—	—	—	—	2,679,055	—	—	2,680,400
Shares issued for conversion of amounts owed to a related party	—	—	666,667	667	—	—	505,333	—	—	506,000
Common stock returned to treasury	—	—	—	—	—	—	4,428	—	(4,428)	—
Amortization of stock based compensation	—	—	—	—	—	—	888,162	—	—	888,162
Preferred stock dividends	—	—	—	—	—	—	(1,371,110)	—	—	(1,371,110)
Net loss	—	—	—	—	—	—	—	(4,046,493)	—	(4,046,493)
Balances at September 30, 2011	1,345,000	1,345	88,236,324	88,237	—	—	6,573,794	(5,041,243)	(4,428)	1,617,705
Preferred stock dividends	—	—	—	—	—	—	(108,134)	—	—	(108,134)
Shares to be issued in connection with conversion of debt and accrued interest	—	—	—	—	368,326	—	—	—	—	368,326
Shares to be issued as additional consideration for note payable	—	—	1,000,000	1,000	—	—	55,250	—	—	56,250
Conversion of preferred stock to common stock	(460,000)	(460)	4,600,000	4,600	—	—	(4,140)	—	—	—
Warrants to be issued in connection with conversion of debt	—	—	—	—	—	—	7,653	—	—	7,653
Beneficial conversion features on bridge financing	—	—	—	—	—	—	750,376	—	—	750,376
Net loss	—	—	—	—	—	—	—	(3,146,658)	—	(3,146,658)
Balances at September 30, 2012	885,000	885	93,836,324	93,837	368,326	—	7,274,799	(8,187,901)	(4,428)	(454,482)
Preferred stock dividends	—	—	—	—	—	—	(46,198)	—	—	(46,198)
Shares issued in connection with conversion of debt and accrued interest	—	—	25,521,685	25,522	(453,827)	—	944,406	—	—	516,101
Shares to be issued in connection with conversion of debt and accrued interest	—	—	—	—	420,469	—	—	—	—	420,469
Shares issued for consulting agreement	—	—	801,000	801	—	—	88,569	—	—	89,370
Reversal of derivative liabilities to equity	—	—	—	—	—	—	78,862	—	—	78,862
Beneficial conversion features and warrant value on bridge financing	—	—	—	—	—	—	160,952	—	—	160,952
Net loss	—	—	—	—	—	—	—	(4,904,812)	—	(4,904,812)
Balances at September 30, 2013	885,000	$885	120,159,009	$120,160	$334,968	—	$8,501,390	$(13,092,713)	$(4,428)	$(4,139,738)

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

(A Development Stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 6, 2007
	Year	Year	(Inception Date)
	Ended	Ended	Through
	September 30	September 30	September 30
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,904,812)	$(3,146,658)	$(13,092,713)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment of intagible asset	3,000,000	—	3,000,000
Amortization of debt discount	170,053	63,903	233,956
Accrued interest on notes and loans payable	77,419	104,350	181,769
Amortization of beneficial conversion features	276,049	617,319	1,144,582
Original interest discount on convertible note payable	95,905	—	95,905
Stock based compensation - general and administrative	—	—	1,248,637
Stock based compensation - Interest expense	89,370	—	89,370
Loss on derivative liability	140,368	—	140,368
Changes in operating assets and liabilities
Prepaid expenses and other current assets	45,896	66,291	98,800
Accounts payable	31,129	915,725	1,686,181
Accrued expenses	293,481	320,141	1,249,405

Net cash used in operating activities	(685,142)	(1,058,929)	(3,923,740)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	—	—	(3,007,500)

Net cash used in investing activities	—	—	(3,007,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	715,000	1,105,690	2,835,690
Repayments of notes payable	—	(10,000)	(245,000)
Proceeds from loans from related parties	6,400	61,200	573,600
Repayments of loans from related party	—	(3,200)	(3,200)
Repayments of notes payable - insurance financing	(47,832)	(65,083)	(112,915)
Proceeds from the sale of common stock	—	—	3,012,575
Proceeds from the sale of Series A convertible preferred stock	—	—	1,180,000
Payments of expenses relating to the sale of common stock	—	—	(444,910)
Payment of expenses relating to the sale of convertible preferred stock	—	—	(9,600)
Proceeds from loans payable	—	—	145,000
Proceeds from advances from officer	—	—	22,500
Net cash provided by financing activities	673,568	1,088,607	6,953,740
NET (DECREASE) INCREASE IN CASH	(11,574)	29,678	22,500
CASH - BEGINNING OF PERIOD	34,074	4,396	—
CASH - END OF PERIOD	$22,500	$34,074	$22,500
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,664	$2,019
Non-cash activities:
Preferred stock dividends	$46,198	$108,134
Shares issued/to be issued in connection with conversion of debt and accrued interest	$936,570	$368,326
Issuance of preferred stock to common	$—	$460
Beneficial conversion features and warrant value on bridge financing	$160,952	$750,376
Insurance premium financed	$57,892	$47,000
Derivative liabilities reclassifed to additional paid-in capital	$78,862	$—

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - THE COMPANY

 .

Windstar, Inc. (the “Company”) was incorporated in the state of Nevada on September 6, 2007 and is in the development stage. On July 19, 2010, the Company amended its Articles of Incorporation to change the name of the Company to Regenicin, Inc. (“Regenicin”). In September 2013, Regenicin formed a new wholly-owned subsidiary for the sole purpose of conducting research in the State of Georgia (together, the “Company”). The subsidiary had no activity in fiscal 2013.

The Company’s original business was the development of a purification device.  Such business was assigned to the Company’s former management in July 2010.

The Company  has adopted a new business plan and intended to develop and commercialize a potentially lifesaving technology by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for use in the treatment of burns, chronic wounds and a variety of plastic surgery procedures.

The Company entered into a Know-How License and Stock Purchase Agreement (the “Know-How SPA”) with Lonza Walkersville, Inc. (“Lonza Walkersville”) on July 21, 2010. Pursuant to the terms of the Know-How SPA, the Company paid Lonza Walkersville $3,000,000 and, in exchange, the Company was to receive an exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (“FDA”) for the commercial sale of technology held by the Cutanogen Corporation (“Cutanogen”), a subsidiary of Lonza Walkersville. Additionally, pursuant to the terms of the Know-How SPA, the Company was entitled to receive certain related assistance and support from Lonza Walkersville upon payment of the $3,000,000. Once the Company secured FDA approval for the commercial sale of technology, the Know-How SPA provided that the Company was to pay Lonza Walkersville an additional $2,000,000 to buy Cutanogen.

Unfortunately, after prolonged attempts to negotiate disputes with Lonza Walkersville failed, on September 30, 2013, the Company filed a lawsuit against Lonza Walkersville, Lonza Group Ltd. (“Lonza Group”) and Lonza America, Inc. (“Lonza America”) (collectively, the “Defendant”) in Fulton County Superior Court in the State of Georgia.

The Company alleges in the complaint that, because of the Defendant’s breaches and tortious conduct, that the Company lost fees paid to the Defendant, which the Defendant did not earn, and suffered consequential damages and lost opportunities. See Notes J and K. It should also be noted that the $3,000,000 initially paid to Lonza Walkersville, which was recorded as an intangible asset, has been fully written down in the accompanying financial statements as of September 30, 2013. See Note C.

The Company intends to continue to develop and gain FDA approval of cell therapy and biotechnology products separate from the Defendant’s patent, under the name PermaDerm®, while fully prosecuting the Defendant to regain the Company’s losses.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Regenicin and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Going Concern:

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $13.1 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company reviews intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. The Company recorded an impairment charge of $3,000,000 and $-0- in the years ended September 30, 2013 and 2012 (see Note C).

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of September 30,
	2013	2012
Options	5,542,688	5,542,688
Warrants	3,663,667	1,269,842
Convertible preferred stock	17,700,000	19,354,000
Convertible debentures	31,828,330	7,746,274

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

Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation - Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model.

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

NOTE C - INTANGIBLE ASSETS

In July 2010, the Company entered into an agreement with Lonza to purchase an exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the FDA for the commercial sale of PermaDerm.

The Company made an initial payment of $3,000,000 to Lonza to purchase this exclusive know-how license and assistance in gaining FDA approval. In conjunction with Lonza, the Company's management intended to create and implement a strategy to conduct clinical trials and assemble and present relevant information and data in order to obtain the necessary approvals. The $3,000,000 payment was recorded as an intangible asset.

After prolonged negotiations, the Company has been unable to resolve contractual and other disputes with Lonza. As a result, on September 30, 2013, the Company filed a lawsuit against Lonza and related entities. The complaint alleges that Lonza determined it would make more money on PermaDerm if it was not approved by the FDA and that Lonza used certain proprietary information, which the Company had purchased, for at least 13 other companies. The allegations also included that Lonza utilized threats and coercion, including false claims of breach of contract and securities violations, in order to terminate the exclusive know-how license. As a result, the Company received neither the exclusive know-how license that Lonza had promised nor the benefits of the exclusive know-how license.

For the year ended September 30, 2013, due to ongoing dispute and pending any settlement of the lawsuit, the Company has determined that value of the intangible asset and related intellectual property has been impaired. As a result, the Company has written down the value of the intangible asset and recorded a current charge of $3,000,000 in the accompanying consolidated financial statements.

 In August 2010, the Company paid $7,500 and obtained the rights to the trademarks PermaDerm® and TempaDerm® from KJR-10 Corp.

NOTE D - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,
	2013	2012
Registration penalty	$250,203	$250,203
Salaries and payroll taxes	792,907	569,412
Professional fees	166,802	130,450
Accrued dividends	180,442	134,244
Interest	84,648	46,312
Other	—	2,219
	$1,475,002	$1,132,840

NOTE E - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both September 30, 2013 and 2012, the loan payable totaled $10,000.

Loans Payable - Related Parties:

In October 2011, Craig Eagle, a director of the Company, advanced the Company $35,000. The loan does not bear interest and is due on demand. At September 30, 2013 and 2012, the loan balance was $35,000.

John Weber, the Company’s Chief Financial Officer, advanced the Company $13,000 in February 2012, $10,000 in April 2012 and $5,100 in March 2013. The loans do not bear interest and are due on demand. At September 30, 2013 and 2012, the loan balance was $28,100 and $23,000, respectively.

For the year ended September 30, 2013, the Company received other advances totaling $1,300. The loans do not bear interest and are due on demand. At September 30, 2013, the loan balance was $1,300.

NOTE F - NOTES PAYABLE

Note Payable - Insurance Financing:

In August 2012, the Company financed certain insurance premiums totaling $47,000. The note was payable over a nine-month term. At September 30, 2013, the note was paid in full in accordance with the original terms. At September 30, 2012, the balance owed under the note was $42,160.

In August 2013, the Company renewed its policy and financed premiums totaling $57,892. The new note is payable over a nine-month term. At September 30, 2013, the balance owed under the note was $52,220.

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

On December 21, 2011, the Company issued a $150,000 promissory note (“Note 2”) to an individual. Note 2 bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% will be charged on any late payments. At maturity, the Company was supposed to issue one million shares of common stock as additional consideration. The shares have been issued. For financial reporting purposes, the Company recorded a discount of $56,250 to reflect the value of these shares. The discount was amortized over the term of Note 2. Note 2 was not paid at the maturity date and the Company is incurring additional interest described above. At September 30, 2013 and 2012, the Note 2 balance was $175,000.

On January 18, 2012, the Company issued a $165,400 convertible promissory note (“Note 3”) to an individual. Note 3 bore interest at the rate of 5% per annum and was due on June 18, 2012. Note 3 and accrued interest thereon was convertible into units at a conversion price of $2.00 per unit. A unit consisted of one share of Series A Convertible Preferred Stock (“Series A Preferred”) and a warrant to purchase one-fourth (1/4), or 25% of one share of common stock. For financial reporting purposes, the Company recorded a discount of $6,686 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 3. Upon maturity, Note 3 was not automatically converted and the Units were not issued. Instead, in October 2012, a new note was issued with a six month term. The new note bore interest at the rate of 8% per annum and the principal and accrued interest thereon were convertible into shares of common stock at a rate of $0.05 per share. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. The warrant has not been issued. At maturity, the principal and interest automatically converted and the Company was supposed to issue 3,522,440 shares of common stock. As of September 30, 2013, the shares were not issued and were classified as common stock to be issued. At September 30, 2013 and 2012, the Note 2 balance was $0 and $165,400, respectively.

On January 27, 2012, the Company issued a $149,290 convertible promissory note (“Note 4”) to an individual. Note 4 bore interest at the rate of 8% per annum and was due on March 31, 2012. Note 4 and accrued interest thereon was convertible into shares of common stock at a rate of $0.05 per share. In addition, the Company issued a warrant to purchase an additional 500,000 shares of common stock at $0.10 per share that expires on January 27, 2014. On March 31, 2012, Note 4 and the accrued interest became due and the Company was supposed to issue 3,027,683 shares of common stock. In May 2013, the Company issued 3,027,683 shares of its common stock for the conversion of principal and accrued interest. For financial reporting purposes, the Company recorded a discount of $7,653 to reflect the value of the warrant and a discount of $149,290 to reflect the value of the beneficial conversion feature. The discounts were amortized over the term of Note 4.

In March 2012, the Company issued a series of convertible promissory notes (“Notes 5-9”) totaling $186,000 to four individuals. Notes 5-9 bore interest at the rate of 33% per annum and were due in August and September 2012. Notes 5-9 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $186,000 to reflect the beneficial conversion features. The discounts were amortized over the terms of Notes 5-9. At maturity, the principal and interest automatically converted and the Company was supposed to issue 4,335,598 shares of common stock. As of September 30, 2012, the shares were not issued and were classified as common stock to be issued. In December 2012, the Company issued 4,079,000 shares to the note holders of Notes 5, 6, 7 and 9. The unissued 256,598 shares for Note 8 are classified as common stock to be issued at September 30, 2013. At both September 30, 2013 and 2012, the Note 5-9 balances were $0.

In April 2012 through June 2012, the Company issued a series of convertible promissory notes (“Notes 10-18”) totaling $220,000 to nine individuals. Notes 10-18 bore interest at the rate of 33% per annum and were due in October through November 2012. Notes 10-18 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $215,900 to reflect the beneficial conversion features. The discounts were amortized over the terms of Notes 10-18. In December 2012, the Company issued 5,124,500 shares of its common stock for the conversion of principal and accrued interest through the various maturity dates of the notes. At September 30, 2013, the Note 10-18 balances were $0. At September 30, 2012, the Note 10-18 balances were $179,884, net of debt discounts of $40,116.

In April 2012, the Company issued a convertible promissory note (“Note 19”) totaling $25,000 to an individual for services previously rendered. Note 19 bore interest at the rate of 33% per annum and was due in October 2012. Note 19 and accrued interest thereon was convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. For financial reporting purposes, the Company recorded a discount of $24,837 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 19. In December 2012, the Company issued 582,500 shares of its common stock for the conversion of principal and accrued interest through the maturity date. At September 30, 2013, the Note 19 balance was $0. At September 30, 2012, the Note 19 balance was $24,369, net of a debt discount of $631.

In July 2012, the Company issued a series of convertible promissory notes (“Notes 20-22”) totaling $100,000 to three individuals. Notes 20-22 bore interest at the rate of 10% per annum and were due in December 2012 and January 2013. Notes 20-22 and accrued interest thereon were convertible into shares of common stock at the rate of $0.10 per share and automatically converted on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $67,500 to reflect the beneficial conversion features. The discounts were amortized over the terms of Notes 20-22. In February 2013, the Company issued 1,050,000 shares of common stock for the conversion of Notes 20-22 and accrued interest thereon. At September 30, 2013, the Note 20-22 balance was $0. At September 30, 2012, the Note 20-22 balances were $65,842, net of debt discounts of $34,158.

In July 2012, the Company issued a convertible promissory note (“Note 23”) totaling $100,000 to an individual. Note 23 bore interest at the rate of 8% per annum and was due in January 2013. Note 23 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date, unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. For financial reporting purposes, the Company recorded a discount of $100,000 to reflect the beneficial conversion feature. The discount was amortized over the term of the Note. In January 2013, the Company issued 2,080,000 shares of common stock for the conversion of Note 23 and accrued interest thereon. At September 30, 2013, the Note 23 balance was $0. At September 30, 2012, the Note 23 balance was $41,848, net of a debt discount of $58,152.

In December 2012, the Company issued a convertible promissory note (“Note 24”) totaling $100,000 to an individual. Note 24 bears interest at the rate of 8% per annum and was due in June 2013. Note 24 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date, unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. For financial reporting purposes, the Company recorded a discount of $100,000 to reflect the beneficial conversion feature. The discount was amortized over the term of the Note. At maturity, the principal and interest automatically converted and the Company was supposed to issue 2,089,863 shares of common stock. As of September 30, 2013, the shares were not issued and were classified as common stock to be issued. The warrant has not been issued as of the date of the issuance of the financial statements. At September 30, 2013, the Note 24 balance was $0.

In January 2013, the Company issued a convertible promissory note (“Note 25”) totaling $35,000 to an individual. Note 25 bears interest at the rate of 8% per annum and was due in July 2013. Note 25 and accrued interest thereon was convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 175,000 shares of common stock at $0.50 per share. For financial reporting purposes, the Company recorded a discount of $21,000 to reflect the value of the beneficial conversion feature. The value of the warrant was not recorded as the value was deemed to be immaterial. The discount was amortized over the term of the Note. On August 1, 2013, the Company issued 728,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. The warrant has not been issued as of the issuance of the financial statements. At September 30, 2013, the Note 25 balance was $0.

 In March 2013, the Company issued a convertible promissory note (“Note 26”) totaling $25,000 to an individual. Note 26 bears interest at the rate of 8% per annum and was due in September 2013. Note 26 and accrued interest thereon was convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a one-year warrant to purchase an additional 640,000 shares of common stock at $0.001 per share. For financial reporting purposes, the Company recorded a discount of $14,507 to reflect the value of the warrant and a discount of $10,493 to reflect the value of the beneficial conversion feature. The discounts were amortized over the term of the Note. At maturity, the principal and interest automatically converted and the Company was supposed to issue 520,000 shares of common stock. As of September 30, 2013, the shares were not issued and were classified as common stock to be issued. The warrant was issued in December 2013 and was exercised on December 24, 2013. At September 30, 2013, the Note 26 balance was $0.

In April 2013, the Company issued a convertible promissory note (“Note 27”) totaling $15,000 to an individual. Note 27 bears interest at the rate of 8% per annum and was due in September 2013. Note 27 and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity date unless paid sooner by the Company. For financial reporting purposes, the Company recorded a discount of $1,500 to reflect the beneficial conversion feature. The discount was amortized over the term of the Note. At maturity, the principal and interest on Note 27 automatically converted and the Company was supposed to issue 312,100 shares of common stock. As of September 30, 2013, the shares were not issued and were classified as common stock to be issued. At September 30, 2013, the Notes 27 balance was $0.

In April 2013, the Company issued a convertible promissory note (“Note 28”) totaling $25,000 to an individual. Note 28 bears interest at the rate of 8% per annum and is due in October 2013. Note 28 and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity date unless paid sooner by the Company. For financial reporting purposes, the Company recorded a discount of $10,000 to reflect the beneficial conversion feature. The discount is being amortized over the term of the Note. At September 30, 2013, the Notes 28 balance was $25,000.

In May 2013, the Company issued a convertible promissory note (“Note 29”) totaling $25,000 to an individual. Note 29 bear interest at the rate of 8% per annum and is due in November 2013. Note 29 and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. The Company did not record a discount for the conversion feature as the conversion price was greater than the price of the common stock on the issuance date. At September 30, 2013, the Note 29 balance was $25,000.

In June 2013, the Company issued convertible promissory notes (“Notes 30-31”) totaling $30,000 to two individuals. The notes bear interest at the rate of 8% per annum and are due December 2013. The principal and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. In addition, at the date of conversion, the Company is to issue two-year warrants to purchase an additional 600,000 shares of common stock at $0.05 per share. For financial reporting purposes, the Company recorded discounts of $3,451 to reflect the value of the warrants but did not record discounts for the conversion features as the conversion prices were greater than the stock prices at the issuance dates. The discounts are being amortized over the terms of the Notes. At September 30, 2013, the Notes 30-31 balances were $28,774, net of debt discounts of $1,226.

In July 2013, the Company issued convertible promissory notes (“Note 32-34”) totaling $35,000 to three individuals. The notes bears interest at the rate of 8% per annum and are due in January 2014. The principal and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. The Company did not record discounts for the conversion features as the conversion prices were greater than the prices of the common stock on the issuance dates. At September 30, 2013, the Notes 32-34 balances were $35,000.

In August 2013, the Company issued convertible promissory notes (“Note 35-36”) totaling $250,000 to two individuals. The notes bears interest at the rate of 8% per annum and are due in August 2014. The principal and accrued interest thereon are convertible (after February 13, 2014) into shares of common stock at the rate of $0.03 per share and automatically convert on the maturity dates unless paid sooner by the Company. The Company did not record discounts for the conversion features as the conversion prices were greater than the prices of the common stock on the issuance dates. At September 30, 2013, the Notes 35-36 balances were $250,000

Convertible Promissory Note:

In October 2012, the Company issued a promissory note to a financial institution (the “Lender”) to borrow up to a maximum of $225,000. The note bears interest so that the Company would repay a maximum of $250,000 at maturity, which correlated to an effective rate of 10.59%. In October 2012, the Company received $50,000 upon the signing of the note and then in January through September 2013, the Company received additional proceeds totaling $125,000. Material terms of the note include the following:

1. The Lender may make additional loans in such amounts and at such dates at its sole discretion.

2. The maturity date of each loan is one year after such loan is received.

3. The original interest discount is prorated to each loan received.

4. Principal and accrued interest is convertible into shares of the Company’s common stock at the lesser of $0.069 or 65%-70% (as defined) of the lowest trading price in the 25 trading days previous to the conversion.

5. Unless otherwise agreed to in writing by both parties, at no time can the Lender convert any amount of the principal and/or accrued interest owed into common stock that would result in the Lender owning more than 4.99% of the common stock outstanding.

6. If each loan is not paid within 90 days, there is a one-time interest charge of 10% of amounts borrowed that is due at the maturity date of each loan.

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

The Company is accreting the original issue discount (“OID”) over the life of each loan using the effective interest method. For the year ended September 30, 2013, the accretion amounted to $8,405.

The conversion feature contained in the promissory note is considered to be an embedded derivative. The Company bifurcated the conversion feature and recorded a derivative liability on the balance sheet. The Company recorded the derivative liability equal to its estimated fair value of $136,473. Such amount was also recorded as a discount to the convertible promissory note and is being amortized to interest expense using the effective interest method. For the year ended September 30, 2013, amortization of the debt discount amounted to $64,125. At September 30, 2013, the unamortized discount is $72,348.

The Company is required to mark-to-market the derivative liability at the end of each reporting period. For the year ended September 30, 2013, the Company recorded a loss on the change in fair value of the conversion option of $18,804, and as of September 30, 2013, the fair value of the conversion option was $224,920.

In the year ended September 30, 2013, the Company issued 8,850,000 shares of common stock for the conversion of principal and accrued interest of $31,061. At September 30, 2013, the balance of the convertible note was $34,821, net of the debt discount of $72,348. In November 2013, the Company issued 2,200,000 shares of common stock for the conversion of approximately $19,000 of principal and accrued interest.

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

The conversion features contained in the promissory note and the warrant are considered to be embedded derivatives. The Company bifurcated the conversion features and recorded derivative liabilities on the balance sheet. The Company recorded the derivative liabilities equal to their estimated fair value of $153,300. Such amount was also recorded as a discount to the convertible promissory note and is being amortized to interest expense using the effective interest method. For the year ended September 30, 2013, amortization of the debt discount amounted to $89,195. At September 30, 2013, the unamortized discount is $64,104.

The Company is required to mark-to-market the derivative liabilities at the end of each reporting period. For the year ended September 30, 2013, the Company recorded a loss on the change in fair value of the conversion option of $60,559, and as of September 30, 2013, the fair value of the conversion option was $213,858.

At September 30, 2013, the balance of the convertible note was $229,596 net of the debt discount of $64,104.

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

No rent is charged for either premise.

NOTE H - INCOME TAXES

At September 30, 2013, the Company had available approximately $6.7 million of net operating loss carry forwards which expire in the years 2028 through 2032.

Significant components of the Company’s deferred tax assets at September 30, 2013 and 2012 are as follows:

	2013	2012
Net operating loss carry forwards	$2,698,087	$2,348,856
Intangible assets	1,200,000	—
Stock based compensation	355,265	355,265
Accrued expenses	396,232	199,980
Total deferred tax assets	4,649,584	2,904,101
Valuation allowance	(4,649,584)	(2,904,101)
Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these deferred tax assets as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the above stated items.

The following is a reconciliation of the Company’s income tax rate using the federal statutory rate to the actual income tax rate as of September 30, 2013 and 2012:

	2013	2012
Federal tax rate	(34%)	(34%)
Effect of state taxes	(6%)	(6%)
Permanent differences	5%	9%
Net operating loss carry forward	35%	31%
Total	0%	0%

At September 30, 2013 and 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2013 and 2012, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal income tax returns under a statute of limitations. The 2009 through 2012 tax years generally remain subject to examination by federal and state tax authorities. The Company has not filed any of its state income tax returns since inception. Due to recurring losses, management believes that once such returns are filed, the Company would incur state minimum tax liabilities that were not deemed material to accrue.

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

The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $46,198 and $108,134 for the years ended September 30, 2013 and 2012, respectively. At September 30, 2013 and 2012, dividends payable totaled $180,442 and $134,244, respectively, and are included in accrued expenses.

In January and February 2012, 460,000 shares of Series A Preferred were converted into 4,600,000 shares of common stock.

At both September 30, 2013 and 2012, 885,000 shares of Series A Preferred were outstanding.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At September 30, 2013, no shares of Series B Preferred are outstanding.

Common Stock Issuances:

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

For the year ended September 30, 2013, the Company issued 16,671,685 shares of its common stock for the conversion of notes payable issued under the Bridge Financing and accrued interest.

For the year ended September 30, 2013, the Company issued 8,850,000 shares of common stock for the conversion of principal and accreted interest owed to the Lender. In November 2013, the Company issued 2,200,000 shares of common stock for the conversion of principal and accreted interest.

In December 2013, the Company issued 640,000 shares of common stock for the exercise of a warrant.

On December 24, 2013, the Company issued 1,038,751 shares of its common stock as a finder’s fee to an entity for introducing investors and/or lenders who provided funding to the Company.

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

On January 6, 2011, the Company approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price of $0.62 per share. The options originally vested over a three-year period and expire on December 22, 2015. On May 11, 2011, the terms of the options were amended to allow for immediate vesting. On December 10, 2013, the exercise price of the options was changed to $0.035 per share.

In addition, in November 2010, the Company issued 2,000,000 options to a consultant at an exercise price of $0.46 per share. The options vested immediately and expire in November 2015.

Option activity for 2012 and 2011 is summarized as follows:

	Options	Weighted Average Exercise Price
Options outstanding, October 1, 2011	5,542,688	$0.56
Granted	—	—
Forfeited	—	—
Options outstanding, September 30, 2012 and 2013	5,542,688	$0.56
Aggregate intrinsic value	$—

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

The following table summarizes information regarding stock options outstanding at September 30, 2013:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$0.46	2,000,000	2.27	$0.46	2,000,000	$0.46
$0.62	3,542,688	2.14	0.62	3,542,688	0.62
$0.46-$0.62	5,542,688	2.22	$0.56	5,542,688	$0.56

There were no option grants in 2012 or 2013.

As of September 30, 2013, there was no unrecognized compensation cost related to non-vested options granted.

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

In November 2011, in connection with a finder fee, the Company issued a three-year warrant to purchase 49,500 shares of common stock at $1.00 per share

In March 2012 in connection with the conversion of a note the Company issued a two-year warrant to purchase 500,000 shares of common stock at $0.10 per share.

In fiscal 2013 in connection with the issuance of convertible notes the Company issued warrants to purchase 2,365,000 shares of common stock at a per share exercise prices ranging from $0.001 to $0.50 .

These warrants were valued utilizing a Black-Scholes option pricing model with the following assumptions:   exercise price: $0.001 - $0.50; expected volatility: 13.43%; risk-free rate: 0.14%; expected term: 1 - 5 years.

A summary of the warrants outstanding at September 30, 2013 is as follows:

	Exercise	Expiration
Warrants	Price	Date
50,000	Var	2018
640,000	$0.001	2014
2,000,000	$0.10	2014-2015

672,500	$0.15	2018
175,000	$0.75	2015
10,000	$0.75	2016
49,500	$1.00	2014
66,667	$1.50	2016
3,663,667

Registration Penalties:

On August 16, 2010, the Company sold 4,035,524 shares of common stock as part of a Securities Purchase Agreement with certain accredited investors (the “Purchasers”) pursuant to the closing of the Private Placement Offering (the “Offering”).

Pursuant to a Registration Rights Agreement that accompanied the Securities Purchase Agreement, the Company agreed to file an initial registration statement covering the resale of the common stock no later than 45 days from the closing of the Offering and to have such registration statement declared effective no later than 180 days from filing of the registration statement.  If the Company did not timely file the registration statement, cause it to be declared effective by the required date, or maintain the filing, then each Purchaser in the offering was entitled to liquidated damages equal to 1% of the aggregate purchase price paid by such Purchaser for the securities, and an additional 1% for each month that the Company did not file the registration statement, cause it to be declared effective, or fail to maintain the filing (subject to a maximum penalty of 10% of the aggregate purchase price).  The Offering closed on August 16, 2010.  The Company did not file an initial registration statement and accrued liquidating damages from October 1, 2010.  Registration penalties totaled $250,203 for the year ended September 30, 2011. The registration penalties have not been paid and are included in accrued expenses in the consolidated balance sheets as of September 30, 2013 and 2012. No actions have been taken by the investors to collect the penalty.

NOTE J - COMMITMENTS AND CONTINGENCIES

Lonza Transaction:

The Company entered into the Know-How SPA with Lonza Walkersville on July 21, 2010. Pursuant to the terms of the Know-How SPA, the Company paid Lonza Walkersville $3,000,000 and, in exchange, the Company was to receive an exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (“FDA”) for the commercial sale of the Cutanogen technology. Additionally, pursuant to the terms of the Know-How SPA, the Company was entitled to receive certain related assistance and support from Lonza Walkersville upon payment of the $3,000,000. Once the Company secured FDA approval for the commercial sale of technology, the Know-How SPA provided that the Company was to pay Lonza Walkersville an additional $2,000,000 to buy its subsidiary, Cutanogen.

On September 30, 2013, the Company filed a lawsuit against Lonza Walkersville, Lonza Group Ltd. (“Lonza Group”) and Lonza America (collectively, the “Defendant”) in Fulton County Superior Court in the State of Georgia.

As the Company alleges in the complaint, the Company believes the Defendant determined that it would make more money on the technology if it was not approved by the FDA and, unbeknownst to the Company, Lonza Walkersville never intended to fulfill its obligations under the Know-How SPA. In this regard, the Company alleges in the complaint that Lonza Walkersville used certain proprietary know-how and information for at least thirteen (13) other companies. Further, as the Company alleges in the complaint, the Defendant utilized threats and coercion against the Company throughout the contract term, including false claims of breach and securities violations, in order to attempt to terminate the Know-How SPA unilaterally. As a result, the Company received neither the exclusive license the Defendant had promised, nor the benefit of the exclusive Know-How SPA. Therefore, the Company alleges in the complaint that, because of the Defendant’s breaches and tortious conduct, that the Company lost the fees paid to the Defendant, which the Defendant did not earn, and suffered consequential damages and lost opportunities.

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

On November 19, 2012, the law firm of Stevens & Lee, a Pennsylvania Professional Corporation filed a civil complaint in Superior Court of New Jersey Mercer County against the Company. The lawsuit alleged that the Company incurred, but had not paid, fees for legal services that were due and owing to Stevens & Lee pursuant to a letter of engagement entered into by the parties on July 14, 2010.

The Company settled the lawsuit with Stevens & Lee for $45,000. The Company has paid this amount and, on September 18, 2013, the lawsuit was dismissed.

On September 30, 2013, the Company filed a lawsuit against the Defendant in Fulton County Superior Court in the State of Georgia.

In the Company’s complaint, the Company alleges that the Company entered into the Know-How SPA with Lonza Walkersville on July 21, 2010. Pursuant to the terms of the Know-How SPA, the Company paid Lonza Walkersville $3,000,000 and, in exchange, the Company was to receive an exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the FDA for the commercial sale of technology owned by Cutanogen. Additionally, pursuant to the terms of the Know-How SPA, the Company was entitled to receive certain related assistance and support from Lonza Walkersville upon payment of the $3,000,000. Once the Company secured FDA approval for the commercial sale of the technology, the Know-How SPA provided that the Company was to pay Lonza Walkersville an additional $2,000,000 to buy its subsidiary, Cutanogen.

However, as the Company alleges in the complaint, the Company believes the Defendant determined that it would make more money on the technology if it was not approved by the FDA and, unbeknownst to the Company, Lonza Walkersville never intended to fulfill its obligations under the Know-How SPA. In this regard, the Company alleges in the complaint that Lonza Walkersville used certain proprietary know-how and information for at least thirteen (13) other companies. Further, as the Company alleges in the complaint, the Defendant utilized threats and coercion against the Company throughout the contract term, including false claims of breach and securities violations, in order to attempt to terminate the Know-How SPA unilaterally. As a result, the Company received neither the exclusive license the Defendant had promised, nor the benefit of the exclusive Know-How SPA. Therefore, the Company alleges in the complaint that, because of the Defendant’s breaches and tortious conduct, that the Company lost the fees paid to the Defendant, which the Defendant did not earn, and suffered consequential damages and lost opportunities.

NOTE L - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending September 30, 2012.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

On January 6, 2011, we approved the issuance of options to each of the members of our board of directors. On May 11, 2011, we approved the amendment of those options to allow immediate vesting. On December 10, 2013, we approved the amendment to those options to change the exercise price to $0.035 per share. The amended options are described in the table below.

Name	Number of Shares Underlying Option	Exercise Price Per Share	Vesting Schedule	Expiration Date
Randall McCoy	885,672	$0.035	Immediately	December 22, 2015
John Weber	885,672	$0.035	Immediately	December 22, 2015
Dr. Craig Eagle	885,672	$0.035	Immediately	December 22, 2015
Dr. Joseph Rubinfeld	885,672	$0.035	Immediately	December 22, 2015

The foregoing description is qualified in its entirety by reference to the full text of the Regenicin, Inc. 2010 Equity Incentive Plan Stock Option Agreement, as amended, received by each board member, setting forth the terms of the option grant, which form is attached as Exhibit 10.1 hereto and incorporated by reference herein.

The above options were granted under the pursuant Regenicin, Inc. 2010 Incentive Plan, which was previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2010 and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Randall McCoy	64	Chief Executive Officer and Director
John J. Weber	64	Interim Chief Financial Officer and Director
Chris Hadsall	39	Chief Operating Officer
Joseph Rubinfeld	81	Director
Craig Eagle	46	Director
Dr. J. Roy Nelson	66	Chief Science Officer

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

Dr. J. Roy Nelson Chief Science Officer owns and operates a FDA registered cGMP audited laboratory. The Material Testing Laboratory holds a Schedule I-V DEA drug license and with an electronic FDA submission portal. His laboratory provides material science supports for new medical devices and drug support for major pharmaceutical as well as smaller companies. In addition to numerous medical device and drug developmental projects, he has been on two FDA consent decree remediations writing SOPs and other FDA compliance documents. He has eight years experience working with various collagen products, such as sponges. Prior to 1988 Dr. Nelson was a senior material scientist at RCA/SRI in Princeton, NJ. He has more than twenty US patents. Dr. Nelson and Mr. McCoy have worked on numerous projects together since 1979 and share co-inventor positions on various patents.

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended September 30, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randall McCoy Chief Executive Officer, Principal Executive Officer and Director	2012 2013	$125,000(1) $125,000(2)	0 0	0 0	0 0	0 0	0 0	0 0	$125,000 $125,000
John J. Weber Interim Chief Financial Officer, and Director	2012 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Chris Hadsall Chief Operating Officer	2012 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Dr. J. Roy Nelson Chief Science Officer	2012 2013	$150,000(3) $150,000(4)	0 0	0 0	0 0	0 0	0 0	0 0	$150,000 $150,000
(1)	Of the $125,000 in salary to Mr. McCoy, $48,349 remains unpaid as accrued compensation.
(2)	Of the $125,000 in salary to Mr. McCoy, $125,000 remains unpaid as accrued compensation.
(3)	Of the $150,000 in salary to Mr. Nelson, $76,250 remains unpaid as accrued compensation.
(4)	Of the $150,000 in salary to Mr. Nelson, $150,000 remains unpaid as accrued compensation.

Narrative Disclosure to Summary Compensation Table

Randall McCoy

On July 16, 2010, we entered into an employment agreement with Mr. Randall McCoy. The employment agreement has a three-year term that automatically extends in three-year increments unless notice of non-renewal is given by either party at least ninety (90) days prior to the expiration of the then current term.

The July 16, 2010, employment agreement provided for an initial annual base salary of $250,000. Under an addendum to the employment agreement, however, dated August 2, 2010, Mr. McCoy will earn an annual base salary of $125,000 until such time as we achieve a positive net income for the preceding calendar quarter as determined in accordance with GAAP and reported in our financial statements filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. Immediately upon our attaining such positive net income, Mr. McCoy’s annual base salary will be increased to $250,000 as stated in the July 16, 2010 employment agreement.

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

The agreement with Mr. Hadsall terminated on October 4, 2013. Mr. Hadsall is still an officer of our company but is not actively participating in management at the present time and is not taking a salary at due to lack of funds. If we are able to raise money, we hope to reinstate his employment agreement. We can provide no assurance that we will be able to do so.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Randall McCoy	885,672	—	—	$0.62	12/22/15	—	—	—	—
John J. Weber	885,672	—	—	$0.62	12/22/15	—	—	—	—

 (1) On December 10, 2013 the Board amended the option price to $0.035.

Director Compensation

The table below summarizes all compensation of our directors as of September 30, 2013.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Joseph Rubinfeld	—	—	—	—	—	—	—
Dr. Craig Eagle	—	—	—	—	—	—	—

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 2, 2014, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

Beneficial owner	Number of shares beneficially owned (1)		Percentage Owned (2)
Officers and Directors
Randall McCoy	21,207,313	(3)	17.6%
John J. Weber	935,672	(4)	*
Chris Hadsall	0		*
Joseph Rubinfeld	1,935,672	(5)	1.61%
Craig Eagle	935,672	(6)	*
Officers and Directors collectively	25,014,329		20.76%
5 Percent Shareholders
Joseph Connell 2801 Bloomfield Ln. Willington, NC 29412	10,000,000		8.36%
Cane Clark LLP 3273 E Warm Springs RD Las Vegas, NV 89120	17,905,491	(7)	13.02%
PDA Associates LLC 560 Lexington Ave., 16th Floor NY, NY 10022	15,331,290	(8)	11.38%

* Less than 1%

(1) Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(2) A total of 119,609,400 shares of the Company’s common stock and Series A Convertible Preferred Stock, on an as converted basis, are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

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

(7) Includes 17,905,491 shares of common stock for convertible debt.

(8) Includes 161,290 shares of common stock held in its name, warrants to purchase 370,000 shares of common stock and the exercise of 740,000 shares of Series A preferred Stock into 14,800,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since October 1, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

In October 2011, Craig Eagle, a director of the Company, advanced the Company $35,000. The loan does not bear interest and is due on demand. At September 30, 2013 and 2012, the loan balance was $35,000.

In February 2012, John Weber, the Company’s Chief Financial Officer, advanced the Company $13,000 and another $10,000 in April 2012. The loan does not bear interest and is due on demand. At September 30, 2013 and 2012, the loan balance was $28,100 and $23,000, respectively.

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

Aggregate fees for professional services rendered for the Company by Rotenberg Meril Solomon Bertiger & Guttilla, P.C., our independent registered public accounting firm, for the years ended September 30, 2012 and 2011 are set forth below:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$86,000	$0	$0	$0
2012	$82,566	$2,932	$0	$0

Audit Fees were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year-end audit of the financial statements.

Audit-Related Fees were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.  The fees in 2012 related to the Company’s responses to comment letters received from the SEC.

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
January 14, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 14, 2014

By:	/s/ John J. Weber
John J. Weber Interim CFO and Director
January 14, 2014

By:	/s/ Joseph Rubinfeld
Dr. Joseph Rubinfeld Director
January 14, 2014

