Form 10-Q
period 2013-12-31
Regenicin, Inc.
filed 2014-02-19
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 120,709,400 as of February 14, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012 and period from September 6, 2007 (Inception) to December 31, 2013 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012 and period from September 6, 2007 (Inception) to December 31, 2013 (unaudited); and
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	September 30, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$43,209	$22,500
Prepaid expenses and other current assets	48,244	66,335
Total current assets	91,453	88,835
Intangible assets	7,500	7,500
Total assets	$98,953	$96,335
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$1,367,636	$1,392,481
Accrued expenses	1,593,620	1,475,002
Note payable - insurance financing	29,274	52,220
Bridge financing (net of discount of $75,000 and $1,226)	460,000	538,774
Convertible promissory notes (net of discount of $37,932 and $136,452)	318,689	264,417
Loan payable	10,000	10,000
Loans payable - related parties	93,400	64,400
Derivative liabilities	130,253	438,779
Total current liabilities	4,002,872	4,236,073
Total liabilities	4,002,872	4,236,073
CONTINGENCY
STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 124,037,760 and 120,159,009 issued, respectively; 119,609,400 and 115,730,649 outstanding, respectively	124,040	120,160
Common stock to be issued; 8,885,249 and 6,701,018 shares	444,180	334,968
Additional paid-in capital	8,671,606	8,501,390
Deficit accumulated during development stage	(13,140,202)	(13,092,713)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(3,903,919)	(4,139,738)
Total liabilities and stockholders' deficiency	$98,953	$96,335

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			September 6, 2007
	Three Months Ended	Three Months Ended	(Inception Date) Through
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenues	—	—	—
Operating expenses
Research and development	—	—	1,563,719
General and administrative	171,714	307,226	5,494,322
Impairment of intangible asset	—	—	3,000,000
Stock based compensation - general and administrative	27,556	—	1,276,193
Total operating expenses	199,270	307,226	11,334,234
Loss from operations	(199,270)	(307,226)	(11,334,234)
Other income (expenses)
Interest expense, including amortization of debt discounts and beneficial conversion features	(43,948)	(249,129)	(1,861,328)
Gain on derivative liabilities	195,729	(710)	55,360
Total other income (expenses)	151,781	(249,839)	(1,805,968)
Net loss	(47,489)	(557,065)	(13,140,202)
Preferred stock dividends	(17,845)	(11,695)	(1,435,153)
Net loss attributable to common stockholders	$(65,334)	$(568,760)	$(14,575,355)
Basic and diluted loss per share:	$0.00	$(0.01)
Weighted average number of shares outstanding Basic and diluted	124,645,668	100,666,908

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			September 6, 2007
	Three Months Ended	Three Months Ended	(Inception Date) Through
	December 31,	December 31,	December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,489)	$(557,065)	$(13,140,202)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment of intangible	—	—	3,000,000
Amortization of debt discounts	79,863	3,349	404,696
Accrued interest on notes and loans payable	23,860	20,182	205,629
Amortization of beneficial conversion features	—	125,525	1,144,582
Original interest discount on convertible note payable	1,632	—	6,660
Stock based compensation - G&A	27,556	—	1,276,193
Stock based compensation - Interest expense	—	89,370	89,370
(Gain) loss on derivative liabilities	(195,729)	710	(55,361)
Other gain related to derivative liabilities	(63,095)	—	(63,095)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	18,091	14,820	116,891
Accounts payable	(24,845)	10,978	1,661,336
Accrued expenses	119,171	156,291	1,368,576
Net cash used in operating activities	(60,985)	(135,840)	(3,984,725)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	—	—	(3,007,500)
Net cash used in investing activities	—	—	(3,007,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	75,000	150,000	2,910,690
Repayments of notes payable	—	—	(245,000)
Proceeds from loans from related parties	29,000	—	602,600
Repayments of loans from related party	—	—	(3,200)
Repayments of notes payable - insurance financing	(22,946)	(9,252)	(135,861)
Proceeds from the sale of common stock	640	—	3,013,215
Proceeds from the sale of Series A convertible preferred stock	—	—	1,180,000
Payments of expenses relating to the sale of common stock	—	—	(444,910)
Payment of expenses relating to the sale of convertible preferred stock	—	—	(9,600)
Proceeds from loans payable	—	—	145,000
Proceeds from advances from officer	—	—	22,500
Net cash provided by financing activities	81,694	140,748	7,035,434
NET INCREASE IN CASH	20,709	4,908	43,209
CASH - BEGINNING OF PERIOD	22,500	34,074	—
CASH - END OF PERIOD	$43,209	$38,982	$43,209
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,683	$428
Non-cash activities:
Preferred stock dividends	$17,845	$11,695
Shares issued/to be issued in connection with conversion of debt and accrued interest	$109,212	$364,054
Beneficial conversion feature and warrant value on bridge financing	$75,000	$—
Derivative liabilities reclassified to additional paid-in capital	$24,702	$—
Common stock issued for accrued expenses	$35,851	$—

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Company)

  (UNAUDITED)

NOTE 1 - THE COMPANY

Windstar, Inc. (the “Company”) was incorporated in the state of Nevada on September 6, 2007 and is in the development stage. On July 19, 2010, the Company amended its Articles of Incorporation to change the name of the Company to Regenicin, Inc. (“Regenicin”). In September 2013, Regenicin formed a new wholly-owned subsidiary for the sole purpose of conducting research in the State of Georgia (together, the “Company”). The subsidiary had no activity since its formation.

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

The Company alleges in the complaint that, because of the Defendant’s breaches and tortious conduct, that the Company lost fees paid to the Defendant, which the Defendant did not earn, and suffered consequential damages and lost opportunities. It should also be noted that the $3,000,000 initially paid to Lonza Walkersville, which was recorded as an intangible asset, has been fully written down in the accompanying financial statements as of September 30, 2013. See Notes 4 and 8.

The Company intends to continue to develop and gain FDA approval of cell therapy and biotechnology products separate from the Defendant’s patent, under the name PermaDerm®, while fully prosecuting the Defendant to regain the Company’s losses. The Company intends to develop and commercialize PermaDerm®, a potentially lifesaving technology, by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for certain clinical indications. The Company developed its own cultured skin substitute after Lonza’s termination notice.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2013, as filed with the Securities and Exchange Commission.

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

Financial Instruments and Fair Value Measurement:

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of December 31, 2013 and September 30, 2013 due to their short-term nature.

The Company issued notes payable that contained conversion features which were accounted for separately as derivative liabilities and measured at fair value on a recurring basis. Changes in fair value are charged to other income (expenses) as appropriate. The fair value of the derivate liabilities was determined based on Level 2 inputs utilizing observable quoted prices for similar instruments in active markets and observable quoted prices for identical or similar instruments in markets that are not very active. Derivative liabilities totaled $130,253 and $438,779 as of December 31, 2013 and September 30, 2013, respectively.

See Note 6 - Notes Payable - Convertible Promissory Notes for additional information.

Recent Pronouncements:

On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update should be applied prospectively for annual and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact of its pending adoption of ASU 2013-11 on its consolidated financial statements

Management does not believe that any of the recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Reclassifications:

Certain amounts of the September 30, 2013 consolidated balance sheet were reclassified to conform to the December 31, 2013 presentation.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of December 31,
	2013	2012
Options	5,542,688	5,542,688
Warrants	4,431,167	1,249,167
Convertible preferred stock	17,700,000	17,700,000
Convertible debentures	20,542,369	7,801,338

NOTE 4 - INTANGIBLE ASSETS

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

For the year ended September 30, 2013, due to ongoing dispute and pending any settlement of the lawsuit, the Company determined that value of the intangible asset and related intellectual property has been fully impaired. As a result, the Company wrote down the value of the intangible asset to $0.

 In August 2010, the Company paid $7,500 and obtained the rights to the trademarks PermaDerm® and TempaDerm® from KJR-10 Corp.

At both December 31, 2013 and September 30, 2013, intangible assets totaled $7,500.

NOTE 5 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both December 31, 2013 and September 30, 2013, the loan payable totaled $10,000.

Loans Payable - Related Parties:

In October 2011, Craig Eagle, a director of the Company, advanced the Company $35,000. The loan does not bear interest and is due on demand. At both December 31, 2013 and September 30, 2013, the loan balance was $35,000.

During the three months ended December 31, 2013, Randall McCoy, the Company’s Chief Executive Officer, has made advances to the Company. The loans do not bear interest and are due on demand. At December 31, 2013 and September 30, 2013, the loan balance was $9,000 and $0, respectively.

John Weber, the Company’s Chief Financial Officer, has made advances to the Company. The loans do not bear interest and are due on demand. At December 31, 2013 and September 30, 2013, the loan balance was $48,100 and $28,100, respectively.

For the year ended September 30, 2013, the Company received other advances totaling $1,300. The loans do not bear interest and are due on demand. At both December 31, 2013 and September 30, 2013, the loan balance was $1,300.

At December 31, 2013 and September 30, 2013, loans payable – related parties totaled $93,400 and $64,400, respectively.

NOTE 6 - NOTES PAYABLE

Insurance Financing Note:

The Company finances certain insurance premiums. In August 2013, the Company financed premiums totaling $57,892. The note is payable over a nine-month term. At December 31, 2013 and September 30, 2013, the balance owed under the note was $29,274 and $52,220, respectively.

Bridge Financing:

On December 21, 2011, the Company issued a $150,000 promissory note (“Note 2”) to an individual. Note 2 bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% will be charged on any late payments. At maturity, the Company was supposed to issue one million shares of common stock as additional consideration. The shares were issued in June 2012. Note 2 was not paid at the maturity date and the Company is incurring additional interest described above. At both December 31, 2013 and September 30, 2013, the Note 2 balance was $175,000.

On January 18, 2012, the Company issued a $165,400 convertible promissory note (“Note 3”) to an individual. Note 3 bore interest at the rate of 5% per annum and was due on June 18, 2012. Note 3 and accrued interest thereon was convertible into units at a conversion price of $2.00 per unit. A unit consisted of one share of Series A Convertible Preferred Stock (“Series A Preferred”) and a warrant to purchase one-fourth (1/4), or 25% of one share of common stock. Upon maturity, Note 3 was not automatically converted and the Units were not issued. Instead, in October 2012, a new note was issued with a six month term. The new note bore interest at the rate of 8% per annum and the principal and accrued interest thereon were convertible into shares of common stock at a rate of $0.05 per share. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. The warrant has not been issued. At maturity, the principal and interest automatically converted and the Company was supposed to issue 3,522,440 shares of common stock. As of December 31, 2013, the shares were not issued and were classified as common stock to be issued. At both December 31, 2013 and September 30, 2013, the Note 3 balance was $0.

On January 27, 2012, the Company issued a $149,290 convertible promissory note (“Note 4”) to an individual. Note 4 bore interest at the rate of 8% per annum and was due on March 31, 2012. Note 4 and accrued interest thereon was convertible into shares of common stock at a rate of $0.05 per share. In addition, the Company issued a warrant to purchase an additional 500,000 shares of common stock at $0.10 per share that expires on January 27, 2014. On March 31, 2012, Note 4 and the accrued interest became due and the Company was supposed to issue 3,027,683 shares of common stock. In May 2013, the Company issued the shares. At both December 31, 2013 and September 30, 2013, the Note 4 balance was $0.

In March 2012, the Company issued a series of convertible promissory notes (“Notes 5-9”) totaling $186,000 to four individuals. Notes 5-9 bore interest at the rate of 33% per annum and were due in August and September 2012. Notes 5-9 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. At maturity, the principal and interest automatically converted and the Company was supposed to issue 4,335,598 shares of common stock. In December 2012, the Company issued 4,079,000 shares to the note holders of Notes 5, 6, 7 and 9. The unissued 256,598 shares for Note 8 are classified as common stock to be issued at December 31, 2013. At both December 31, 2013 and September 30, 2013, the Note 5-9 balances were $0.

In April 2012 through June 2012, the Company issued a series of convertible promissory notes (“Notes 10-18”) totaling $220,000 to nine individuals. Notes 10-18 bore interest at the rate of 33% per annum and were due in October through November 2012. Notes 10-18 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $215,900 to reflect the beneficial conversion features. The discounts were amortized over the terms of Notes 10-18. In December 2012, the Company issued 5,124,500 shares of its common stock for the conversion of principal and accrued interest through the various maturity dates of the notes. At both December 31, 2013 and September 30, 2013, the Note 10-18 balances were $0.

In April 2012, the Company issued a convertible promissory note (“Note 19”) totaling $25,000 to an individual for services previously rendered. Note 19 bore interest at the rate of 33% per annum and was due in October 2012. Note 19 and accrued interest thereon was convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. For financial reporting purposes, the Company recorded a discount of $24,837 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 19. In December 2012, the Company issued 582,500 shares of its common stock for the conversion of principal and accrued interest through the maturity date. At both December 31, 2013 and September 30, 2013, the Note 19 balance was $0.

In July 2012, the Company issued a series of convertible promissory notes (“Notes 20-22”) totaling $100,000 to three individuals. Notes 20-22 bore interest at the rate of 10% per annum and were due in December 2012 and January 2013. Notes 20-22 and accrued interest thereon were convertible into shares of common stock at the rate of $0.10 per share and automatically converted on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $67,500 to reflect the beneficial conversion features. The discounts were amortized over the terms of Notes 20-22. In February 2013, the Company issued 1,050,000 shares of common stock for the conversion of Notes 20-22 and accrued interest thereon. At both December 31, 2013 and September 30, 2013, the Note 20-22 balance was $0.

In July 2012, the Company issued a convertible promissory note (“Note 23”) totaling $100,000 to an individual. Note 23 bore interest at the rate of 8% per annum and was due in January 2013. Note 23 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date, unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. The warrant has not been issued. For financial reporting purposes, the Company recorded a discount of $100,000 to reflect the beneficial conversion feature. The discount was amortized over the term of the Note. In January 2013, the Company issued 2,080,000 shares of common stock for the conversion of Note 23 and accrued interest thereon. At both December 31, 2013 and September 30, 2013, the Note 23 balance was $0.

In December 2012, the Company issued a convertible promissory note (“Note 24”) totaling $100,000 to an individual. Note 24 bore interest at the rate of 8% per annum and was due in June 2013. Note 24 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date, unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. The warrant has not been issued. For financial reporting purposes, the Company recorded a discount of $100,000 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 24. At maturity, the principal and interest automatically converted and the Company was supposed to issue 2,089,880 shares of common stock. As of December 31, 2013, the shares were not issued and were classified as common stock to be issued. The warrant has not been issued as of the date of the issuance of the consolidated financial statements. At both December 31, 2013 and September 30, 2013, the Note 24 balance was $0.

In January 2013, the Company issued a convertible promissory note (“Note 25”) totaling $35,000 to an individual. Note 25 bore interest at the rate of 8% per annum and was due in July 2013. Note 25 and accrued interest thereon was convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 175,000 shares of common stock at $0.50 per share. The warrant has not been issued. For financial reporting purposes, the Company recorded a discount of $21,000 to reflect the value of the beneficial conversion feature. The value of the warrant was not recorded as the value was deemed to be immaterial. The discount was amortized over the term of Note 25. On August 1, 2013, the Company issued 728,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. The warrant has not been issued as of the issuance of the consolidated financial statements. At both December 31, 2013 and September 30, 2013, the Note 25 balance was $0.

In March 2013, the Company issued a convertible promissory note (“Note 26”) totaling $25,000 to an individual. Note 26 bore interest at the rate of 8% per annum and was due in September 2013. Note 26 and accrued interest thereon was convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a one-year warrant to purchase an additional 640,000 shares of common stock at $0.001 per share. The warrant has not been issued. For financial reporting purposes, the Company recorded a discount of $14,507 to reflect the value of the warrant and a discount of $10,493 to reflect the value of the beneficial conversion feature. The discounts were amortized over the term of Note 26. At maturity, the principal and interest automatically converted and the Company was supposed to issue 520,000 shares of common stock. As of December 31, 2013, the shares were not issued and were classified as common stock to be issued. The warrant was issued in December 2013 and was exercised on December 24, 2013. At both December 31, 2013 and September 30, 2013, the Note 26 balance was $0.

In April 2013, the Company issued a convertible promissory note (“Note 27”) totaling $15,000 to an individual. Note 27 bore interest at the rate of 8% per annum and was due in September 2013. Note 27 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. For financial reporting purposes, the Company recorded a discount of $1,500 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 27. At maturity, the principal and interest on Note 27 automatically converted and the Company was supposed to issue 312,100 shares of common stock. As of December 31, 2013, the shares were not issued and were classified as common stock to be issued. At both December 31, 2013 and September 30, 2013, the Note 27 balance was $0.

In April 2013, the Company issued a convertible promissory note (“Note 28”) totaling $25,000 to an individual. Note 28 bears interest at the rate of 8% per annum and was due in October 2013. Note 28 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. For financial reporting purposes, the Company recorded a discount of $10,000 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 28. At maturity, the principal and interest automatically converted and the Company was supposed to issue 520,055 shares of common stock. As of December 31, 2013, the shares were not issued and were classified as common stock to be issued. At December 31, 2013 and September 30, 2013, the Note 28 balance was $0 and $25,000, respectively.

In May 2013, the Company issued a convertible promissory note (“Note 29”) totaling $25,000 to an individual. Note 29 bore interest at the rate of 8% per annum and was due in November 2013. Note 29 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. The Company did not record a discount for the conversion feature as the conversion price was greater than the price of the common stock on the issuance date. At maturity, the principal and interest automatically converted and the Company was supposed to issue 520,055 shares of common stock. As of December 31, 2013, the shares were not issued and were classified as common stock to be issued. At December 31, 2013 and September 30, 2013, the Note 29 balance was $0 and $25,000, respectively.

In June 2013, the Company issued convertible promissory notes (“Notes 30-31”) totaling $30,000 to two individuals. The notes bore interest at the rate of 8% per annum and were due in December 2013. The principal and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue two-year warrants to purchase an additional 600,000 shares of common stock at $0.05 per share. The warrants have not been issued. For financial reporting purposes, the Company recorded discounts of $3,451 to reflect the value of the warrants but did not record discounts for the conversion features as the conversion prices were greater than the stock prices at the issuance dates. The discounts are being amortized over the terms of Notes 30-31. At maturity, the principal and interest automatically converted and the Company was supposed to issue 624,066 shares of common stock. As of December 31, 2013, the shares were not issued and were classified as common stock to be issued. At December 31, 2013, the Note 30-31 balances were $0. At September 30, 2013, the Notes 30-31 balances were $28,774, net of debt discounts of $1,226.

In June 2013, the Company issued a convertible promissory note (“Note 31A”) totaling $25,000 to an individual. The note bore interest at the rate of 8% per annum and was due in December 2013. The principal and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a one-year warrant to purchase an additional 320,000 shares of common stock at $0.001 per share. The warrants have not been issued. For financial reporting purposes, the Company recorded discounts of $5,116 to reflect the value of the warrants but did not record a discount for the conversion feature as the conversion price was greater than the stock price at the issuance date. The discount was amortized over the term of Notes 31A. At maturity, the principal and interest automatically converted and the Company was supposed to issue 520,055 shares of common stock. As of December 31, 2013, the shares were not issued and were classified as common stock to be issued. At December 31, 2013, the Note 31A balance was $0.

In July 2013, the Company issued convertible promissory notes (“Note 32-34”) totaling $35,000 to three individuals. The notes bears interest at the rate of 8% per annum and are due in January 2014. The principal and accrued interest thereon are convertible into shares of common stock at the rate of $0.05 per share and automatically convert on the maturity dates unless paid sooner by the Company. The Company did not record discounts for the conversion features as the conversion prices were greater than the prices of the common stock on the issuance dates. At both December 31, 2013 and September 30, 2013, the Notes 32-34 balances were $35,000. At maturity in January 2014, the principal and interest automatically converted and the Company was supposed to issue 728,230 shares of common stock. The shares have not been issued.

In August 2013, the Company issued convertible promissory notes (“Note 35-36”) totaling $250,000 to two individuals. The notes bears interest at the rate of 8% per annum and are due in August 2014. The principal and accrued interest thereon are convertible (after February 13, 2014) into shares of common stock at the rate of $0.03 per share and automatically convert on the maturity dates unless paid sooner by the Company. The Company did not record discounts for the conversion features as the conversion prices were greater than the prices of the common stock on the issuance dates. At both December 31, 2013 and September 30, 2013, the Notes 35-36 balances were $250,000.

On December 31, 2013, the Company issued a convertible promissory note (“Note 37”) totaling $75,000 to an individual. The note bears interest at the rate of 8% per annum and is due in May 2014. The principal and accrued interest thereon are convertible into shares of common stock at the rate of $0.02 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company is to issue two-year warrants to purchase an additional 937,500 shares of common stock at $0.25 per share. For financial reporting purposes, the Company recorded discounts of $20,455 to reflect the value of the warrants and a discount of $54,545 to reflect the value of the beneficial conversion feature. The discounts are being amortized over the term of Note 37. At December 31, 2013, the Note 37 balance was $0, net of debt discounts of $75,000.

Convertible Promissory Notes:

In October 2012, the Company issued a promissory note to a financial institution (the “Lender”) to borrow up to a maximum of $225,000. The note bears interest so that the Company would repay a maximum of $250,000 at maturity, which correlated to an effective rate of 10.59%. In October 2012, the Company received $50,000 upon the signing of the note and then in January through September 2013, the Company received additional proceeds totaling $100,000. Material terms of the note include the following:

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

The Company is accreting the original issue discount (“OID”) on the initial loan over the life of the loan using the effective interest method. For the three months ended December 31, 2013 and 2012, the accretion amounted to $2,300 and $886, respectively.

The conversion feature contained in the promissory note is considered to be an embedded derivative. The Company bifurcated the conversion feature and recorded a derivative liability on the consolidated balance sheet. The Company recorded the derivative liability equal to its estimated fair value. Such amount was also recorded as a discount to the convertible promissory note and is being amortized to interest expense using the effective interest method. For the three months ended December 31, 2013 and 2012, amortization of the debt discount amounted to $15,855 and $3,349, respectively. At December 31, 2013 and September 30, 2013, the unamortized discount is $37,932 and $72,348, respectively.

The Company is required to mark-to-market the derivative liability at the end of each reporting period. For the three months ended December 31, 2013 and 2012, the Company recorded a gain (loss) on the change in fair value of the conversion option of $48,922 and ($710), respectively, and as of December 31, 2013 and September 30, 2013, the fair value of the conversion option was $63,202 and $224,920.

In the three months ended December 31, 2013, the Company issued 2,200,000 shares of common stock for the conversion of principal and accrued interest of $23,075. At December 31, 2013, the balance of the convertible note was $24,989, net of the debt discount of $37,932. In January 2014, the Company issued 1,100,000 shares of common stock for the conversion of $15,087 of principal and accrued interest. At September 30, 2013, the balance of the convertible note was $34,821, net of the debt discount of $72,348.

In May 2013, the Company issued a convertible promissory note totaling $293,700 to a vendor in lieu of amounts payable. The note bears interest at the rate of 12% per annum and was originally due November 21, 2013. The maturity date of the note was extended to February 21, 2014. The note is secured by all of the assets of the Company. The note and accrued interest are convertible into shares of common stock at a conversion rate of the lower of $0.04 per share or 80% of the average of the lowest three trading prices in the 20 trading days previous to the conversion. In addition, the Company issued a five-year warrant to purchase an additional 50,000 shares of common stock at a per share exercise price of the lower of $0.04 per share or 80% of the average of the lowest three trading prices in the 20 trading days previous to the conversion.

The conversion features contained in the promissory note and the warrant are considered to be embedded derivatives. The Company bifurcated the conversion features and recorded derivative liabilities on the consolidated balance sheet. The Company recorded the derivative liabilities equal to their estimated fair value of $153,300. Such amount was also recorded as a discount to the convertible promissory note and was amortized to interest expense using the effective interest method. For the three months ended December 31, 2013 and 2012, amortization of the debt discount amounted to $64,104 and $0, respectively. At December 31, 2013 and September 30, 2013, the unamortized discount was $0 and $64,104, respectively.

The Company is required to mark-to-market the derivative liabilities at the end of each reporting period. For the three months ended December 31, 2013 and 2012, the Company recorded a gain on the change in fair value of the conversion option of $146,807 and $0, respectively, and as of December 31, 2013 and September 30, 2013, the fair value of the conversion option was $67,051 and $213,858, respectively.

At December 31, 2013, the balance of the convertible note was $293,700 net of the debt discount of $0. At September 30, 2013, the balance of the convertible note was $229,596 net of the debt discount of $64,104.

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

The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $17,845 and $11,695 for the three months December 30, 2013 and 2012, respectively. At December 31, 2013 and September 30, 2013, dividends payable total $198,287 and $180,442, respectively, and are included in accrued expenses.

At both December 31, 2013 and September 30, 2013, 885,000 shares of Series A Preferred were outstanding.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At December 31, 2013 no shares of Series B Preferred are outstanding.

Common Stock Issuances:

On December 18, 2012, the Company issued 801,000 shares of its common stock as a finder fee to an entity for introducing lenders who provided funding to the Company. The shares were valued at $89,370.

For the year ended September 30, 2013, the Company issued 16,671,685 shares of its common stock for the conversion of notes payable issued under the Bridge Financing and accrued interest.

The Company issued shares of its common stock for the conversion of principal and accreted interest owed to the Lender as follows:

  For the year ended September 30, 2013, the Company issued 8,850,000 shares.
  In November 2013, the Company issued 2,200,000 shares
  In January 2014, the Company issued 1,100,000 shares.

In December 2013, the Company issued 640,000 shares of common stock for the exercise of a warrant.

On December 24, 2013, the Company issued 1,038,751 shares of its common stock as a finder fee to an entity for introducing lenders who provided funding to the Company in fiscal 2013. The shares were valued at $35,851.

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

On January 6, 2011, the Company approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price of $0.62 per share that expire on December 22, 2015. On December 10, 2013, the exercise price of the options was changed to $0.035 per share. As a result, the Company revalued the options as required under generally accepted accounting principles and recognized an expense of $27,556. The options were revalued utilizing the Black-Scholes option pricing model with the following assumptions: exercise price: $0.035 - $0.62; expected volatility: 20.71%; risk-free rate: 0.13% - 0.14%; expected term: 1 year.

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

Stock based compensation amounted to $27,556 for the three months ended December 31, 2013 and is included in general and administrative expenses. Stock compensation expense amounted to $89,370 for the three months ended December 31, 2012 and is included in interest expense.

NOTE 8 – LONZA TRANSACTION

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

On September 30, 2013, the Company filed a lawsuit against the Defendant in Fulton County Superior Court in the State of Georgia.

The Company continued to negotiate for almost six months after Lonza paid the previous shareholders of Cutanogen to settle their lawsuit. The Company attempted to acquire the Cutanogen technology from Lonza in lieu of a license but to no avail. The Company have retained a national law firm to represent its interests in this case.

In the complaint, the Company alleges that it entered into a Know-How SPA with Lonza Walkersville, on July 21, 2010. Pursuant to the terms of the Know-How SPA, the Company paid Lonza Walkersville $3,000,000 and, in exchange, the Company was to receive an exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the FDA for the commercial sale of the Cutanogen technology. Additionally, pursuant to the terms of the Know-How SPA, the Company was entitled to receive certain related assistance and support from Lonza Walkersville upon payment of the $3,000,000. Once the Compaby secured FDA approval for the commercial sale of technology, the Know-How SPA provided that the Company would pay Lonza Walkersville an additional $2,000,000 to buy its subsidiary, Cutanogen.

However, as the Company alleges in the complaint, the Company believes the Defendant determined that it would make more money on the Cutanogen technology if it was not approved by the FDA and, unbeknownst to the Company, the Company believes Lonza Walkersville never intended to fulfill its obligations under the Know-How SPA. In this regard, the Company alleges in the complaint that Lonza Walkersville used certain proprietary know-how and information for at least thirteen (13) other companies. The Company alleges in the complaint that this is the same certain proprietary know-how and information the Company had purchased for $3 million under the exclusive Know-How SPA.

Further, as the Company alleges in the complaint, the Defendant utilized threats and coercion against the Company throughout the contract term, including false claims of breach and securities violations, in order to attempt to terminate the Know-How SPA unilaterally. As a result, the Company received neither the exclusive license the Defendant had promised, nor the benefit of the exclusive proprietary know-how. Therefore, the Company alleges in the complaint that, because of the Defendant’s breaches and tortious conduct, the Company lost the fees paid to the Defendant, which the Defendant did not earn, and suffered consequential damages and lost opportunities. In addition, the Company did not receive compensation from Lonza Walkersville for the time spent working on the Armed Forces Institute of Regenitive Medicine (AFIRM) grant, nor the time spent working on the Department of Defense (DOD) contract, which the Company was contractually supposed to be paid. The Company also will not receive the expected financial benefit from the DOD contract to help offset the cost of the clinical trials going forward. Lonza’s failure to secure a renewal of the DOD contract will have a significant financial impact on the Company. It should also be noted that the $3 million initially paid to Lonza, which was recorded as an intangible asset, has been fully written off in the accompanying consolidated financial statements as of September 30, 2013.

The case has been removed to the United States District Court for the Northern District of Georgia by Defendant. In conjunction with its removal of the litigation, Defendant filed a motion asking the Federal Court to either dismiss the complaint or to require the Company to file additional details providing more specific information about the Company’s claims. The Company has opposed that motion and filed its own motion asking the Federal Court to remand the case back to the Fulton County Superior Court. While those motions await a decision by the federal judge, both parties are governed by the Federal Rules of Civil Procedure. As such the Company has taken steps to protect its rights and to advance its claims by proceeding with the preliminary procedural requirements of the Court.

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

We continued to negotiate for almost six months after Lonza paid the previous shareholders of Cutanogen Corporation (“Cutanogen”) to settle their lawsuit. We attempted to acquire the Cutanogen technology from Lonza in lieu of a license but to no avail. We have retained the national law firm of Gordon and Rees, LLP (gordonrees.com)  to represent us in this case.

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

Further, as we allege in the complaint, the Defendant utilized threats and coercion against us throughout the contract term, including false claims of breach and securities violations, in order to attempt to terminate the Know-How SPA unilaterally. As a result, we received neither the exclusive license the Defendant had promised, nor the benefit of the exclusive proprietary know-how. Therefore, we allege in the complaint that, because of the Defendant’s breaches and tortious conduct, we lost the fees paid to the Defendant, which the Defendant did not earn, and suffered consequential damages and lost opportunities. In addition, we did not receive compensation from Lonza Walkersville for the time spent working on the Armed Forces Institute of Regenitive Medicine (AFIRM) grant, nor the time spent working on the Department of Defense (DOD) contract, which we were contractually supposed to be paid. We also will not receive the expected financial benefit from the DOD contract to help offset the cost of the clinical trials going forward. Lonza’s failure to secure a renewal of the DOD contract will have a significant financial impact on us. It should also be noted that the $3 million initially paid to Lonza, which was recorded as an intangible asset, has been fully written off in the accompanying consolidated financial statements as of September 30, 2013.

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

Results of Operations for the Three Months Ended December 31, 2013 (“2013”) and 2012 (“2012”)

We generated no revenues from September 6, 2007 (date of inception) to December 31, 2013. We do not expect to generate revenues until we are able to obtain FDA approval of cell therapy and biotechnology products and thereafter successfully market and sell those products.

We incurred operating expenses of $199,270 for 2013, compared with operating expenses of $307,226 for 2012. Our operating expenses decreased in 2013 from 2012, and are compared as follows:

Operating Expenses	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
Legal and Accounting	$25,529	$108,363
Public Relations and Marketing Support	—	$7,500
Salaries, Wages and Payroll Taxes	$102,060	$141,912
Consulting and Computer Support	$28,756	$1,200
Office Expenses and Misc.	$1,432	$3,802
Travel	$10,076	$7,393
Insurance	$18,091	$19,832
Website Expenses	$476	$286
Employee Benefits	$12,850	$16,938

Other income totaled $151,781 for 2013, as compared to other expenses totaling $249,839 for 2012. Other income for 2013 consisted of a gain on derivative liabilities of $195,729 offset by interest expenses of $43,948 while other expenses for 2012 consisted of interest expenses of $249,129 and loss on derivative liabilities of $710.

Interest expense includes the amortization of debt discounts and beneficial conversion features (“BCF’s”) of the various notes payable issued and finder fees for debt. Interest decreased by $205,181 as 2012 included finder fees of $89,370 and amortization of BCF’s. There were no BCF’s or finder fees in 2013.

The gain (loss) on derivative liabilities is based on the market price of the common stock.

We incurred a net loss of $47,489 for 2013, as compared with a net loss of $557,065 for 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had cash of $43,209 and $38,982 as of December 31, 2012.

Operating activities used $60,985 in cash. The decrease in cash was attributable to funding the loss for the period.

Financing activities provided $81,694 and consisted of $75,640 in proceeds from notes payable and the exercise of warrants and $29,000 in advances from related parties, offset by the repayment of the insurance premium financings of $22,946.

We have issued various promissory notes in the past fifteen months to meet our short term demands. We have raised $790,000 in proceeds from the sale of these notes, the terms of which are provided in the notes to the consolidated financial statements accompanying this report. While this source of bridge financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan. Our long term financial needs are estimated at $8 to $10 million.

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

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $13.1 million for the period September 6, 2007 (inception date) through December 31, 2013, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The case has been removed to the United States District Court for the Northern District of Georgia by Defendant. In conjunction with its removal of the litigation, Defendant filed a motion asking the Federal Court to either dismiss our Complaint or to require us to file additional details providing more specific information about our claims. We have opposed that motion and filed our own motion asking the Federal Court to remand the case back to the Fulton County Superior Court. While those motions await a decision by the federal judge, both parties are governed by the Federal Rules of Civil Procedure. As such we have taken steps to protect our rights and to advance our claims by proceeding with the preliminary procedural requirements of the Court.

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

In November 2013, we issued 2,200,000 shares of common stock for the conversion of principal and accrued interest of $23,075.

In December 2013, we issued 640,000 shares of common stock for the exercise of a warrant and received proceeds of $640. The proceeds were used for general working capital purposes.

On December 24, 2013, we issued 1,038,751 shares of common stock as a finder fee to an entity for introducing lenders who provided funding to the Company in fiscal 2013. The shares were valued at $35,851.

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

Regenicin, Inc.

Date:	February 19, 2014

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

