Form 10-Q
period 2014-03-31
Regenicin, Inc.
filed 2014-05-20
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 129,169,792 as of May 13, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended March 31, 2014 and 2013 and period from September 6, 2007 (Inception) to March 31, 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2013 and period from September 6, 2007 (Inception) to March 31, 2014 (unaudited); and
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	September 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,239	$22,500
Prepaid expenses and other current assets	30,153	66,335
Total current assets	33,392	88,835
Intangible assets	7,500	7,500
Total assets	$40,892	$96,335

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$1,511,988	$1,392,481
Accrued expenses	1,686,774	1,475,002
Note payable - insurance financing	17,644	52,220
Bridge financing (net of discount of $30,298 and $1,226)	469,702	538,774
Convertible promissory notes (net of discount of $37,599 and $136,452)	308,365	264,417
Loan payable	10,000	10,000
Loans payable - related parties	97,900	64,400
Derivative liabilities	90,452	438,779
Total current liabilities	4,192,825	4,236,073
Total liabilities	4,192,825	4,236,073

CONTINGENCY

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 130,272,541 and 120,159,009 issued, respectively; 125,844,181 and 115,730,649 outstanding, respectively	130,275	120,160
Common stock to be issued; 7,013,039 and 6,701,018 shares	350,561	334,968
Additional paid-in capital	8,854,244	8,501,390
Deficit accumulated during development stage	(13,483,470)	(13,092,713)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(4,151,933)	(4,139,738)
Total liabilities and stockholders' deficiency	$40,892	$96,335

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013	September 6, 2007 (Inception Date) Through March 31, 2014	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Revenues	$—	$—	$—	$—	$—

Operating expenses
Research and development	—	—	1,563,719	—	—
General and administrative	459,944	483,839	5,782,552	288,230	176,613
Impairment of intangible asset	—	—	3,000,000
Stock-based compensation - general and administrative	27,556		1,276,193	—	—

Total operating expenses	487,500	483,839	11,622,464	288,230	176,613

Loss from operations	(487,500)	(483,839)	(11,622,464)	(288,230)	(176,613)

Other income (expenses)
Interest expense, including amortization of debt discounts and
beneficial conversion features	(129,981)	(356,069)	(1,947,361)	(86,033)	(106,940)
Gain on derivative liabilities	226,724	(3,296)	86,355	30,995	(2,586)

Total other income (expenses)	96,743	(359,365)	(1,861,006)	(55,038)	(109,526)

Net loss	(390,757)	(843,204)	(13,483,470)	(343,268)	(286,139)

Preferred stock dividends	(35,303)	(23,002)	(1,452,611)	(17,458)	(11,307)

Net loss attributable to common stockholders	$(426,060)	$(866,206)	$(14,936,081)	$(360,726)	$(297,446)

Basic and diluted loss per share:	$0.00	$(0.01)		$(0.00)	$(0.00)

Weighted average number of shares outstanding Basic and diluted	127,893,418	103,666,918		131,213,492	106,030,495

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013	September 6, 2007 (Inception Date) Through March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(390,757)	$(843,204)	$(13,483,470)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment of intangible	—	—	3,000,000
Amortization of debt discounts	117,386	11,566	442,219
Accrued interest on notes and loans payable	34,452	30,320	216,221
Amortization of beneficial conversion features	32,511	200,844	1,177,093
Original interest discount on convertible note payable	6,799	2,688	11,827
Stock-based compensation - general and administrative	27,556	—	1,276,193
Stock-based compensation - Interest expense	—	89,370	89,370
(Gain) loss on derivative liabilities	(226,724)	3,296	(86,356)
Other gain related to derivative liabilities	(63,095)	—	(63,095)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	36,182	29,639	134,982
Accounts payable	119,507	25,333	1,805,688
Accrued expenses	187,358	197,478	1,436,763

Net cash used in operating activities	(118,825)	(252,670)	(4,042,565)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	—	—	(3,007,500)

Net cash used in investing activities	—	—	(3,007,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	100,000	260,000	2,935,690
Repayments of notes payable	—	—	(245,000)
Proceeds from loans from related parties	33,500	6,400	607,100
Repayments of loans from related party	—	—	(3,200)
Repayments of notes payable - insurance financing	(34,576)	(23,317)	(147,491)
Proceeds from the sale of common stock	640	—	3,013,215
Proceeds from the sale of Series A convertible preferred stock	—	—	1,180,000
Payments of expenses relating to the sale of common stock	—	—	(444,910)
Payment of expenses relating to the sale of convertible preferred stock	—	—	(9,600)
Proceeds from loans payable	—	—	145,000
Proceeds from advances from officer	—	—	22,500

Net cash provided by financing activities	99,564	243,083	7,053,304

NET (DECREASE) INCREASE IN CASH	(19,261)	(9,587)	3,239

CASH - BEGINNING OF PERIOD	22,500	34,074	—

CASH - END OF PERIOD	$3,239	$24,487	$3,239

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,813	$884

Non-cash activities:

Preferred stock dividends	$35,303	$23,002

Shares issued/to be issued in connection with conversion of debt and accrued interest	$166,020	$494,218

Beneficial conversion feature and warrant value on bridge financing	$75,000	$—

Derivative liabilities reclassified to additional paid-in capital	$62,068	$—

Common stock issued for accrued expenses	$35,851	$—

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Company)

  (UNAUDITED)

NOTE 1 - THE COMPANY

Windstar, Inc. (the “Company”) was incorporated in the state of Nevada on September 6, 2007 and is in the development stage. On July 19, 2010, the Company amended its Articles of Incorporation to change the name of the Company to Regenicin, Inc. (“Regenicin”). In September 2013, Regenicin formed a new wholly-owned subsidiary for the sole purpose of conducting research in the State of Georgia (together, the “Company”). The subsidiary has no activity since its formation due to the lack of funding.

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

The Company entered into a Know-How License and Stock Purchase Agreement (the “Know-How SPA”) with Lonza Walkersville, Inc. (“Lonza Walkersville”) on July 21, 2010. Pursuant to the terms of the Know-How SPA, the Company paid Lonza Walkersville $3,000,000 and, in exchange, the Company was to receive an exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (“FDA”) for the commercial sale of technology held by the Cutanogen Corporation (“Cutanogen”), a subsidiary of Lonza Walkersville. Additionally, pursuant to the terms of the Know-How SPA, the Company was entitled to receive certain related assistance and support from Lonza Walkersville upon payment of the $3,000,000. Under the Know-How SPA, once FDA approval was secured for the commercial sale of the technology, the Company would be entitled to acquire Cutanogen, Lonza Walkersville’s subsidiary, for $2,000,000 in cash.

Unfortunately, after prolonged attempts to negotiate disputes with Lonza Walkersville failed, on September 30, 2013, the Company filed a lawsuit against Lonza Walkersville, Lonza Group Ltd. (“Lonza Group”) and Lonza America, Inc. (“Lonza America”) (collectively, the “Defendant”) in Fulton County Superior Court in the State of Georgia.

The Company alleges in the complaint that, because of the Defendant’s breaches and tortious conduct, that the Company lost fees paid to the Defendant, which the Defendant did not earn, and suffered consequential damages and lost opportunities. It should also be noted that the $3,000,000 initially paid to Lonza Walkersville, which was recorded as an intangible asset, has been fully written down in the accompanying consolidated financial statements as of September 30, 2013. See Notes 4 and 8.

Given the concerns about the expense of litigation, the Company negotiated a contingency-fee-based arrangement with the law firm that is representing it in this case.  The nature of the arrangement is such that the Company will not have to pay any attorney fees to the law firm unless and until the litigation is resolved in the Company’s favor.  If it loses the litigation, it will not be obliged to pay the firm any attorney fees.  If the Company prevails in the litigation, it will pay the law firm a percentage of the amount recovered from the Defendants.  The Company will, however, have the obligation to pay for the non-attorney fee costs associated with litigation.  Examples of those types of costs include court filing fees, copying costs, expert witness and other third-party vendor charges, travel costs, and so forth.  The Company believes that this contingency-fee arrangement will allow it to control and to minimize the total cost of pursuing this litigation.

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2013, as filed with the Securities and Exchange Commission.

Going Concern:

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $13.5 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage Activities and Operations:

The Company is in the development stage and has had no revenues.  A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Financial Instruments and Fair Value Measurement:

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of March 31, 2014 and September 30, 2013 due to their short-term nature.

The Company issued notes payable that contained conversion features which were accounted for separately as derivative liabilities and measured at fair value on a recurring basis. Changes in fair value are charged to other income (expenses) as appropriate. The fair value of the derivate liabilities was determined based on Level 2 inputs utilizing observable quoted prices for similar instruments in active markets and observable quoted prices for identical or similar instruments in markets that are not very active. Derivative liabilities totaled $90,452 and $438,779 as of March 31, 2014 and September 30, 2013, respectively.

See Note 6 - Notes Payable - Convertible Promissory Notes for additional information.

Recent Pronouncements:

Effective January 1, 2014, the Company adopted Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update should be applied prospectively for annual and interim periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material effect on the Company’s consolidated financial statements.

Management does not believe that any of the recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Reclassifications:

Certain amounts of the September 30, 2013 consolidated balance sheet were reclassified to conform to the March 31, 2014 presentation.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of March 31,
	2014	2013
Options	5,542,688	5,542,688
Warrants	4,111,167	1,298,667
Convertible preferred stock	17,700,000	17,700,000
Convertible debentures	30,022,775	6,784,940

NOTE 4 - INTANGIBLE ASSETS

Intangible assets, which include purchased licenses, patents and patent rights, are stated at cost and will be amortized using the straight-line method over their useful lives based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater.

In July 2010, the Company entered into an agreement with Lonza to purchase an exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the FDA for the commercial sale of PermaDerm®.

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

After prolonged negotiations, the Company has been unable to resolve contractual and other disputes with Lonza. As a result, on September 30, 2013, the Company filed a lawsuit against Lonza and related entities. The complaint alleges that Lonza determined it would make more money on PermaDerm® if it was not approved by the FDA and that Lonza used certain proprietary information, which the Company had purchased, for at least 13 other companies. The allegations also included that Lonza utilized threats and coercion, including false claims of breach of contract and securities violations, in order to terminate the exclusive know-how license. As a result, the Company received neither the exclusive know-how license that Lonza had promised nor the benefits of the exclusive know-how license.

For the year ended September 30, 2013, due to ongoing disputes and pending any settlement of the lawsuit, the Company determined that the value of the intangible asset and related intellectual property had been fully impaired. As a result, the Company wrote down the value of the intangible asset to $0.

In August 2010, the Company paid $7,500 and obtained the rights to the trademarks PermaDerm® and TempaDerm® from KJR-10 Corp.

At both March 31, 2014 and September 30, 2013, intangible assets totaled $7,500.

NOTE 5 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both March 31, 2014 and September 30, 2013, the loan payable totaled $10,000.

Loans Payable - Related Parties:

In October 2011, Craig Eagle, a director of the Company, advanced the Company $35,000. The loan does not bear interest and is due on demand. At both March 31, 2014 and September 30, 2013, the loan balance was $35,000.

During the six months ended March 31, 2014, Randall McCoy, the Company’s Chief Executive Officer, has made advances to the Company. The loans do not bear interest and are due on demand. At March 31, 2014 and September 30, 2013, the loan balance was $8,500 and $0, respectively.

John Weber, the Company’s Chief Financial Officer, has made advances to the Company. The loans do not bear interest and are due on demand. At March 31, 2014 and September 30, 2013, the loan balance was $48,100 and $28,100, respectively.

In March 2014 the Company received other advances totaling $5,000. The loans do not bear interest and are due on demand. At March 31, 2014 and September 30, 2013, the loan balance was $6,300 and $1,300, respectively.

At March 31, 2014 and September 30, 2013, loans payable - related parties totaled $97,900 and $64,400, respectively.

NOTE 6 - NOTES PAYABLE

Insurance Financing Note:

The Company finances certain insurance premiums. In August 2013, the Company financed premiums totaling $57,892. The note is payable over a nine-month term. At March 31, 2014 and September 30, 2013, the balance owed under the note was $17, 644 and $52,220, respectively.

Bridge Financing:

On December 21, 2011, the Company issued a $150,000 promissory note (“Note 2”) to an individual. Note 2 bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% will be charged on any late payments. Note 2 was not paid at the maturity date and the Company is incurring additional interest described above. At both March 31, 2014 and September 30, 2013, the Note 2 balance was $175,000.

On January 18, 2012, the Company issued a $165,400 convertible promissory note (“Note 3”) to an individual. Note 3 bore interest at the rate of 5% per annum and was due on June 18, 2012. Note 3 and accrued interest thereon was convertible into units at a conversion price of $2.00 per unit. A unit consisted of one share of Series A Convertible Preferred Stock (“Series A Preferred”) and a warrant to purchase one-fourth (1/4), or 25% of one share of common stock. Upon maturity, Note 3 was not automatically converted and the Units were not issued. Instead, in October 2012, a new note was issued with a six month term. The new note bore interest at the rate of 8% per annum and the principal and accrued interest thereon were convertible into shares of common stock at a rate of $0.05 per share. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. The warrant has not been issued. At maturity, the principal and interest automatically converted and the Company was supposed to issue 3,522,440 shares of common stock. As of March 31, 2014, the shares were not issued and were classified as common stock to be issued. At both March 31, 2014 and September 30, 2013, the Note 3 balance was $0.

On January 27, 2012, the Company issued a $149,290 convertible promissory note (“Note 4”) to an individual. Note 4 bore interest at the rate of 8% per annum and was due on March 31, 2012. Note 4 and accrued interest thereon was convertible into shares of common stock at a rate of $0.05 per share. In addition, the Company issued a warrant to purchase an additional 500,000 shares of common stock at $0.10 per share that expires on January 27, 2014. On March 31, 2012, Note 4 and the accrued interest became due and the Company was supposed to issue 3,027,683 shares of common stock. In May 2013, the Company issued the shares. At both March 31, 2014 and September 30, 2013, the Note 4 balance was $0.

In March 2012, the Company issued a series of convertible promissory notes (“Notes 5-9”) totaling $186,000 to four individuals. Notes 5-9 bore interest at the rate of 33% per annum and were due in August and September 2012. Notes 5-9 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. At maturity, the principal and interest automatically converted and the Company was supposed to issue 4,335,598 shares of common stock. In December 2012, the Company issued 4,079,000 shares to the note holders of Notes 5, 6, 7 and 9. The unissued 256,598 shares for Note 8 are classified as common stock to be issued at March 31, 2014. At both March 31, 2014 and September 30, 2013, the Note 5-9 balances were $0.

In April 2012 through June 2012, the Company issued a series of convertible promissory notes (“Notes 10-18”) totaling $220,000 to nine individuals. Notes 10-18 bore interest at the rate of 33% per annum and were due in October through November 2012. Notes 10-18 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. In December 2012, the Company issued 5,124,500 shares of its common stock for the conversion of principal and accrued interest through the various maturity dates of the notes. At both March 31, 2014 and September 30, 2013, the Note 10-18 balances were $0.

In April 2012, the Company issued a convertible promissory note (“Note 19”) totaling $25,000 to an individual for services previously rendered. Note 19 bore interest at the rate of 33% per annum and was due in October 2012. Note 19 and accrued interest thereon was convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. In December 2012, the Company issued 582,500 shares of its common stock for the conversion of principal and accrued interest through the maturity date. At both March 31, 2014 and September 30, 2013, the Note 19 balance was $0.

In July 2012, the Company issued a series of convertible promissory notes (“Notes 20-22”) totaling $100,000 to three individuals. Notes 20-22 bore interest at the rate of 10% per annum and were due in December 2012 and January 2013. Notes 20-22 and accrued interest thereon were convertible into shares of common stock at the rate of $0.10 per share and automatically converted on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $67,500 to reflect the beneficial conversion features. The discounts were amortized over the terms of Notes 20-22. In February 2013, the Company issued 1,050,000 shares of common stock for the conversion of Notes 20-22 and accrued interest thereon. At both March 31, 2014 and September 30, 2013, the Note 20-22 balance was $0.

In July 2012, the Company issued a convertible promissory note (“Note 23”) totaling $100,000 to an individual. Note 23 bore interest at the rate of 8% per annum and was due in January 2013. Note 23 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date, unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. The warrant has not been issued. For financial reporting purposes, the Company recorded a discount of $100,000 to reflect the beneficial conversion feature. The discount was amortized over the term of the Note. In January 2013, the Company issued 2,080,000 shares of common stock for the conversion of Note 23 and accrued interest thereon. At both March 31, 2014 and September 30, 2013, the Note 23 balance was $0.

In December 2012, the Company issued a convertible promissory note (“Note 24”) totaling $100,000 to an individual. Note 24 bore interest at the rate of 8% per annum and was due in June 2013. Note 24 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date, unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. The warrant has not been issued. For financial reporting purposes, the Company recorded a discount of $100,000 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 24. At maturity, the principal and interest automatically converted and the Company was supposed to issue 2,089,880 shares of common stock. As of March 31, 2014, the shares were not issued and were classified as common stock to be issued. The warrant has not been issued as of the date of the issuance of the consolidated financial statements. At both March 31, 2014 and September 30, 2013, the Note 24 balance was $0.

In January 2013, the Company issued a convertible promissory note (“Note 25”) totaling $35,000 to an individual. Note 25 bore interest at the rate of 8% per annum and was due in July 2013. Note 25 and accrued interest thereon was convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 175,000 shares of common stock at $0.50 per share. The warrant has not been issued. For financial reporting purposes, the Company recorded a discount of $21,000 to reflect the value of the beneficial conversion feature. The value of the warrant was not recorded as the value was deemed to be immaterial. The discount was amortized over the term of Note 25. On August 1, 2013, the Company issued 728,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. The warrant has not been issued as of the issuance of the consolidated financial statements. At both March 31, 2014 and September 30, 2013, the Note 25 balance was $0.

In March 2013, the Company issued a convertible promissory note (“Note 26”) totaling $25,000 to an individual. Note 26 bore interest at the rate of 8% per annum and was due in September 2013. Note 26 and accrued interest thereon was convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a one-year warrant to purchase an additional 640,000 shares of common stock at $0.001 per share. For financial reporting purposes, the Company recorded a discount of $14,507 to reflect the value of the warrant and a discount of $10,493 to reflect the value of the beneficial conversion feature. The discounts were amortized over the term of Note 26. On February 28, 2014, the Company issued 520,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. The warrant was issued in December 2013 and was exercised on December 24, 2013. At both March 31, 2014 and September 30, 2013, the Note 26 balance was $0.

In April 2013, the Company issued a convertible promissory note (“Note 27”) totaling $15,000 to an individual. Note 27 bore interest at the rate of 8% per annum and was due in September 2013. Note 27 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. For financial reporting purposes, the Company recorded a discount of $1,500 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 27. On February 28, 2014, the Company issued 312,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. At both March 31, 2014 and September 30, 2013, the Note 27 balance was $0.

In April 2013, the Company issued a convertible promissory note (“Note 28”) totaling $25,000 to an individual. Note 28 bears interest at the rate of 8% per annum and was due in October 2013. Note 28 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. For financial reporting purposes, the Company recorded a discount of $10,000 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 28. On February 28, 2014, the Company issued 520,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. At March 31, 2014 and September 30, 2013, the Note 28 balance was $0 and $25,000, respectively.

In May 2013, the Company issued a convertible promissory note (“Note 29”) totaling $25,000 to an individual. Note 29 bore interest at the rate of 8% per annum and was due in November 2013. Note 29 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. The Company did not record a discount for the conversion feature as the conversion price was greater than the price of the common stock on the issuance date. At maturity, the principal and interest automatically converted and the Company was supposed to issue 520,055 shares of common stock. As of March 31, 2014, the shares were not issued and were classified as common stock to be issued. At March 31, 2014 and September 30, 2013, the Note 29 balance was $0 and $25,000, respectively.

In June 2013, the Company issued convertible promissory notes (“Notes 30-31”) totaling $30,000 to two individuals. The notes bore interest at the rate of 8% per annum and were due in December 2013. The principal and accrued interest thereon was convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue two-year warrants to purchase an additional 600,000 shares of common stock at $0.05 per share. The warrants have not been issued. For financial reporting purposes, the Company recorded discounts of $3,451 to reflect the value of the warrants but did not record discounts for the conversion features as the conversion prices were greater than the stock prices at the issuance dates. The discounts are being amortized over the terms of Notes 30-31. At maturity, the principal and interest automatically converted and the Company was supposed to issue 624,066 shares of common stock. As of March 31, 2014, the shares were not issued and were classified as common stock to be issued. At March 31, 2014, the Note 30-31 balances were $0. At September 30, 2013, the Notes 30-31 balances were $28,774, net of debt discounts of $1,226.

In June 2013, the Company issued a convertible promissory note (“Note 31A”) totaling $25,000 to an individual. The note bore interest at the rate of 8% per annum and was due in December 2013. The principal and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a one-year warrant to purchase an additional 320,000 shares of common stock at $0.001 per share. For financial reporting purposes, the Company recorded a discount of $5,116 to reflect the value of the warrants but did not record a discount for the conversion feature as the conversion price was greater than the stock price at the issuance date. The discount was amortized over the term of Notes 31A. On February 7, 2014, the Company issued 520,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. The warrant was exercised on February 7, 2014. At March 31, 2014, the Note 31A balance was $0.

In July 2013, the Company issued convertible promissory notes (“Note 32-34”) totaling $35,000 to three individuals. The notes bore interest at the rate of 8% per annum and were due in January 2014. The principal and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. The Company did not record discounts for the conversion features as the conversion prices were greater than the prices of the common stock on the issuance dates. In February and March 2014, the Company issued 728,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. At March 31, 2014 and September 30, 2013, the Notes 32-34 balances were $0 and $35,000, respectively.

In August 2013, the Company issued convertible promissory notes (“Note 35-36”) totaling $250,000 to two individuals. The notes bear interest at the rate of 8% per annum and are due in August 2014. The principal and accrued interest thereon are convertible into shares of common stock at the rate of $0.03 per share and automatically convert on the maturity dates unless paid sooner by the Company. The Company did not record discounts for the conversion features as the conversion prices were greater than the prices of the common stock on the issuance dates. At both March 31, 2014 and September 30, 2013, the Notes 35-36 balances were $250,000.

On December 31, 2013, the Company issued a convertible promissory note (“Note 37”) totaling $75,000 to an individual. The note bears interest at the rate of 8% per annum and is due in May 2014. The principal and accrued interest thereon are convertible into shares of common stock at the rate of $0.02 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company is to issue two-year warrants to purchase an additional 937,500 shares of common stock at $0.25 per share. For financial reporting purposes, the Company recorded discounts of $20,455 to reflect the value of the warrants and a discount of $54,545 to reflect the value of the beneficial conversion feature. The discounts are being amortized over the term of Note 37. At March 31, 2014, the Note 37 balance was $44,702, net of debt discounts of $30,298.

Convertible Promissory Notes:

In October 2012, the Company issued a promissory note to a financial institution (the “Lender”) to borrow up to a maximum of $225,000. The note bears interest so that the Company would repay a maximum of $250,000 at maturity, which correlated to an effective rate of 10.59%. In October 2012, the Company received $50,000 upon the signing of the note and then in January through September 2013, the Company received additional proceeds totaling $100,000. In February 2014 the Company received an additional $25,000. Material terms of the note include the following:

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

The Company is accreting the original issue discount (“OID”) on the initial loan over the life of the loan using the effective interest method. For the six and three months ended March 31, 2014, the accretion amounted to $3,240 and $940, respectively. For the six and three months ended March 31, 2013, the accretion amounted to $2,688 and $1,802, respectively.

The conversion feature contained in the promissory note is considered to be an embedded derivative. The Company bifurcated the conversion feature and recorded a derivative liability on the consolidated balance sheet. The Company recorded the derivative liability equal to its estimated fair value. Such amount was also recorded as a discount to the convertible promissory note and is being amortized to interest expense using the effective interest method. For the six and three months ended March 31, 2014, amortization of the debt discount amounted to $34,748 and $18,893, respectively. For the six and three months ended March 31, 2013, amortization of the debt discount amounted to $11,329 and $7,980, respectively. At March 31, 2014 and September 30, 2013, the unamortized discount is $37,599 and $72,348, respectively.

The Company is required to mark-to-market the derivative liability at the end of each reporting period. For the six and three months ended March 31, 2014, the Company recorded a gain on the change in fair value of the conversion option of $75,174 and $26,252, respectively. For the six and three months ended March 31, 2013, the Company recorded a loss on the change in fair value of the conversion option of ($3,296) and ($2,585), respectively. As of March 31, 2014 and September 30, 2013, the fair value of the conversion option was $28,142 and $224,920.

In the six months ended March 31, 2014, the Company issued 5,514,781 shares of common stock for the conversion of principal and accrued interest of $62,009. For the period April 1, 2014 through May 15, 2014, the Company issued 3,325,611 shares of common stock for the conversion of principal and accrued interest. At March 31, 2014, the balance of the convertible note was $14,665, net of the debt discount of $37,599. At September 30, 2013, the balance of the convertible note was $34,821, net of the debt discount of $72,348.

In May 2013, the Company issued a convertible promissory note totaling $293,700 to a vendor in lieu of amounts payable. The note bears interest at the rate of 12% per annum and was originally due November 21, 2013. The maturity date of the note was extended to February 21, 2014 and extended again to May 31, 2014. The note is secured by all of the assets of the Company. The note and accrued interest are convertible into shares of common stock at a conversion rate of the lower of $0.04 per share or 80% of the average of the lowest three trading prices in the 20 trading days previous to the conversion. In addition, the Company issued a five-year warrant to purchase an additional 50,000 shares of common stock at a per share exercise price of the lower of $0.04 per share or 80% of the average of the lowest three trading prices in the 20 trading days previous to the conversion.

The conversion features contained in the promissory note and the warrant are considered to be embedded derivatives. The Company bifurcated the conversion features and recorded derivative liabilities on the consolidated balance sheet. The Company recorded the derivative liabilities equal to their estimated fair value of $153,300. Such amount was also recorded as a discount to the convertible promissory note and was amortized to interest expense using the effective interest method. For the six and three months ended March 31, 2014, amortization of the debt discount amounted to $64,104 and $0, respectively. For both the six and three months ended March 31, 2013, amortization of the debt discount amounted to $0. As of March 31, 2014 and September 30, 2013, the unamortized discount was $0 and $64,104, respectively.

The Company is required to mark-to-market the derivative liabilities at the end of each reporting period. For the six and three months ended March 31, 2014, the Company recorded a gain on the change in fair value of the conversion option of $151,550 and $87,446, respectively. For both the six and three months ended March 31, 2013, no gain was recognized. As of March 31, 2014 and September 30, 2013, the fair value of the conversion option was $62,309 and $213,858, respectively.

At March 31, 2014, the balance of the convertible note was $293,700 net of the debt discount of $0. At September 30, 2013, the balance of the convertible note was $229,596 net of the debt discount of $64,104.

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

The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $35,303 and $17,458 for the six and three months March 31, 2014, respectively. Dividends amounted to $23,002 and $11,307 for the six and three months March 31, 2013, respectively. At March 31, 2014 and September 30, 2013, dividends payable total $215,745 and $180,442, respectively, and are included in accrued expenses.

At both March 31, 2014 and September 30, 2013, 885,000 shares of Series A Preferred were outstanding.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At March 31, 2014 no shares of Series B Preferred are outstanding.

Common Stock Issuances:

For the six months ended March 31, 2014, the Company issued 2,600,000 shares of its common stock for the conversion of notes payable issued under the Bridge Financing and accrued interest.

The Company issued shares of its common stock for the conversion of principal and accreted interest owed to the Lender as follows:

1.	For the year ended September 30, 2013, the Company issued 8,850,000 shares.
2.	For the six months ended March 31, 2014, the Company issued 5,514,781 shares.
3.	For the period April 1, 2014 through May 15, 2014, the Company issued 3,325,611 shares.

For the six months ended March 31, 2014, the Company issued 960,000 shares of common stock for the exercise of warrants.

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

Stock based compensation amounted to $27,556 and $-0- for the six and three months ended March 31, 2014, respectively, and is included in general and administrative expenses. Stock based compensation amounted to $89,370 and $-0- for the six and three months ended March 31, 2013, respectively, and is included in interest expense.

NOTE 8 - LONZA TRANSACTION

The Company entered into the Know-How SPA with Lonza Walkersville on July 21, 2010. Pursuant to the terms of the Know-How SPA, the Company paid Lonza Walkersville $3,000,000 and, in exchange, the Company was to receive an exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the FDA for the commercial sale of the Cutanogen technology. Additionally, pursuant to the terms of the Know-How SPA, the Company was entitled to receive certain related assistance and support from Lonza Walkersville upon payment of the $3,000,000. Under the Know-How SPA, once FDA approval was secured for the commercial sale of the technology, the Company would be entitled to acquire Cutanogen, Lonza Walkersville’s subsidiary, for $2,000,000 in cash.

On September 30, 2013, the Company filed a lawsuit against the Defendant in Fulton County Superior Court in the State of Georgia.

The Company continued to negotiate for almost six months after Lonza paid the previous shareholders of Cutanogen to settle their lawsuit. The Company attempted to acquire the Cutanogen technology from Lonza in lieu of a license but to no avail. The Company has retained a national law firm to represent its interests in this case.

In the complaint, the Company alleges that it entered into a Know-How SPA with Lonza Walkersville, on July 21, 2010. Pursuant to the terms of the Know-How SPA, the Company paid Lonza Walkersville $3,000,000 and, in exchange, the Company was to receive an exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the FDA for the Under the Know-How SPA, once FDA approval was secured for the commercial sale of the technology, the Company would be entitled to acquire Cutanogen, Lonza Walkersville’s subsidiary, for $2,000,000 in cash.

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

The case was then transferred from Georgia to New Jersey for the convenience of the majority of the witnesses in the case and because the Court found that New Jersey had more significant and stronger ties to the parties than Georgia.  In 2013, Lonza filed a Motion to Dismiss.  In February 2014, Regenicin successfully defeated Lonza’s Motion to Dismiss.  In the February 2014 Order, the Court noted that   “[a]fter a single reading of the complaint the Court was able to understand Regenicin’s general averments.”  The Court further stated, “[c]onsidering their relationship and Regenicin’s numerous allegations, a lengthy pleading is probably unavoidable.”  The Court then ordered Regenicin to amend the Complaint and noted, “[t]here are three Defendants in this action, and Regenicin must be more specific in ascribing its allegations among them… Regenicin must replead its complaint to attribute its allegations to specific Defendants.” In accordance with the February 2014 Order, Regenicin amended its Complaint to add additional details regarding the various misrepresentations that each Lonza entity allegedly made to Regenicin.  A month later, Lonza filed a Second Motion to Dismiss.  Regenicin responded in opposition to Lonza’s Second Motion to Dismiss and is awaiting the New Jersey District Court’s ruling on the Motion.  Regenicin files notices of appearance and pro hac admissions of New Jersey counsel.

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

Given the concerns about the expense of litigation, we have negotiated a contingency-fee-based arrangement with the law firm that is representing us in this case.  The nature of our arrangement is such that we will not have to pay any attorney fees to the law firm representing us unless and until the litigation is resolved in our favor.  If we lose the litigation, we will not be obliged to pay the firm any attorneys’ fees.  If we prevail in the litigation, we will pay the law firm a percentage of the amount recovered from the Defendants.  We will, however, have the obligation to pay for the non-attorney fee costs associated with litigation.  Examples of those types of costs include court filing fees, copying costs, expert witness and other third-party vendor charges, travel costs, and so forth.  We believe that this contingency-fee arrangement allows us to control and to minimize the total cost of pursuing this litigation.

In our complaint, we allege that we entered into a Know-How License and Stock Purchase Agreement (“Know-How SPA”) with Lonza Walkersville, on July 21, 2010. Pursuant to the terms of the Know-How SPA, we paid Lonza Walkersville $3,000,000 and, in exchange, we were to receive an exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (“FDA”) for the commercial sale of the Cutanogen technology. Additionally, pursuant to the terms of the Know-How SPA, we were entitled to receive certain related assistance and support from Lonza Walkersville upon payment of the $3,000,000. Under the Know-How SPA, once FDA approval was secured for the commercial sale of the technology, the Company would be entitled to acquire Cutanogen, Lonza Walkersville’s subsidiary, for $2,000,000 in cash.

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

The case was transferred from Georgia to New Jersey for the convenience of the majority of the witnesses in the case and because the Court found that New Jersey had more significant and stronger ties to the parties than Georgia. We feel the transferring of the case to New Jersey will not have an impact on the case. We are confident our case against Lonza is strong enough to prevail in what ever court it is heard.

Our Business Moving Forward

We intend to continue to develop and gain FDA approval of cell therapy and biotechnology products separate from the Defendant’s patent, under the name PermaDerm® the trademark that we own, while fully prosecuting the Defendant to regain our losses as a result of its wrongdoing.

We intend to develop and commercialize PermaDerm®, a potentially lifesaving technology, by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for certain clinical indications. We developed our own cultured skin substitute technology after Lonza’s termination notice.

We have worked with several FDA compliant manufacturers to secure a reliable source for our proprietary collagen components. Our scaffold, which is the starting structure for our product, is designed to promote cellular growth adhesion and assembly of multiple types of human cells. We will initially work to gain FDA commercialization approval for our proprietary skin product PermaDerm® utilizing autologous (patient’s own) cells to produce a multilayered living skin. We expect that PermaDerm® is expected to be available for the patient earlier and with a potentially longer shelf life than previously possible with the product that was being developed by Lonza. It is our position that neither the patent nor the intellectual property covered in the Know-How SPA purchased from Lonza are applicable to our new PermaDerm® product.

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

The first product, PermaDerm®, is a multi-layered tissue-engineered skin prepared by utilizing autologous (patient’s own) skin cells. It is a combination of cultured epithelium with a collagen based implant that produces a skin substitute that contains both epidermal and dermal components. Clinically, we believe our PermaDerm® self-to-self skin graft product will behave the same as allograft tissue. PermaDerm® should not be rejected by the immune system of the patient, unlike with porcine or cadaver grafts. Immune system rejection is a serious concern in Xenotransplant procedures. The use of PermaDerm® does not require any specialized physician training because it is used the same way as a standard allograft procedure.

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

Results of Operations for the Three and Six Months Ended March 31, 2014 and 2013

We generated no revenues from September 6, 2007 (date of inception) to March 31, 2014. We do not expect to generate revenues until we are able to obtain FDA approval of cell therapy and biotechnology products and thereafter successfully market and sell those products.

We incurred operating expenses of $288,230 and $487,500 for the three and six months ended March 31, 2014, respectively, compared with operating expenses of $176,613 and $483,839 for the three and six months ended March 31, 2013. Our operating expenses are:

General and Administrative Expenses	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Legal and Accounting	$177,365	$169,077	$151,836	$60,714
Public Relations and Marketing Support	—	$7,600	—	100
Salaries, Wages and Payroll Taxes	$194,881	$217,371	92,821	75,459
Consulting and Computer Support	$29,656	$1,800	900	600
Office Expenses and Misc.	$6,832	$3,918	5,400	116
Travel	$12,351	$18,679	2,275	11,286
Insurance	$36,182	$37,648	18,091	17,816
Website Expenses	$1,432	$1,013	956	727
Employee Benefits	$28,801	$26,733	15,951	9,795
Total	$487,500	$483,839	$288,230	$176,613

All salaries for the three and six months ended March 31, 2014, as noted above, have not been paid, but instead have accrued for such periods.

Other expenses totaled $55,038 for the three months ended March 31, 2014, as compared to other expenses totaling $106,940 for the three months ended March 31, 2013. Other expenses for the three months ended March 31, 2014 consisted of interest expenses of $86,033 offset by a gain on derivative liabilities of $30,955, while other expenses for the same period ended 2013 consisted solely of interest expenses.

Other income totaled $96,743 for the six months ended March 31, 2014, as compared to other expenses totaling $359,365 for the six months ended March 31, 2013. Other income for the six months ended March 31, 2014 consisted of a gain on derivative liabilities of $226,724 offset by interest expenses of $129,981 while other expenses for the same period ended 2013 consisted of interest expenses of $356,069 and loss on derivative liabilities of $3,296.

Interest expense includes the amortization of debt discounts and beneficial conversion features (“BCF’s”) of the various notes payable issued and finder fees for debt. Interest decreased in 2013 which included finder fees of $89,370 and amortization of BCF’s. There were no BCF’s or finder fees in 2014.

The gain (loss) on derivative liabilities is based on the market price of the common stock.

We incurred a net loss of $343,268 for the three months ended March 31, 2014, as compared with a net loss of $286,139 for the same period ended 2013. We incurred a net loss of $390,757 for the six months ended March 31, 2014, as compared with a net loss of $843,204 for the same period ended 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $3,239 and total current assets of $33,392. As of March 31, 2014, we had current liabilities of $4,192,825. We had a working capital deficit of $4,159,433.

Operating activities used $118,825 in cash for the three months ended March 31, 2014. The decrease in cash was attributable to funding the loss for the period.

Financing activities provided $99,564 and consisted of $100,000 in proceeds from notes payable and $33,500 in advances from related parties, offset by the repayment of the insurance premium financings of $34,576.

We have issued various promissory notes in the past fifteen months to meet our short term demands, the terms of which are provided in the notes to the consolidated financial statements accompanying this report. While this source of bridge financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan. Our long term financial needs are estimated at $8 to $10 million.

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

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $13.5 million for the period September 6, 2007 (inception date) through March 31, 2014, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On September 30, 2013, we filed a lawsuit against the Defendant in Fulton County Superior Court in the State of Georgia.

In our complaint, we allege that we entered into the Know-How SPA with Lonza Walkersville, on July 21, 2010. Pursuant to the terms of the Know-How SPA, we paid Lonza Walkersville $3,000,000 and, in exchange, we were to receive an exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the FDA for the commercial sale of the Cutanogen technology. Additionally, pursuant to the terms of the Know-How SPA, we were entitled to receive certain related assistance and support from Lonza Walkersville upon payment of the $3,000,000. Under the Know-How SPA, once FDA approval was secured for the commercial sale of the technology, the Company would be entitled to acquire Cutanogen, Lonza Walkersville’s subsidiary, for $2,000,000 in cash.

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

The action was being litigated in the United States District Court for the Northern District of Georgia, Atlanta Division, but was recently transferred to United States District Court of New Jersey and is now Civil Action No.  2:14-cv-2775. The case was transferred from Georgia to New Jersey for the convenience of the majority of the witnesses in the case and because the Court found that New Jersey had more significant and stronger ties to the parties than Georgia.  In 2013, Lonza filed a Motion to Dismiss.  In February 2014, Regenicin successfully defeated Lonza’s Motion to Dismiss.  In the February 2014 Order, the Court noted that   “[a]fter a single reading of the complaint the Court was able to understand Regenicin’s general averments.”  The Court further stated, “[c]onsidering their relationship and Regenicin’s numerous allegations, a lengthy pleading is probably unavoidable.”  The Court then ordered Regenicin to amend the Complaint and noted, “[t]here are three Defendants in this action, and Regenicin must be more specific in ascribing its allegations among them… Regenicin must replead its complaint to attribute its allegations to specific Defendants.” In accordance with the February 2014 Order, Regenicin amended its Complaint to add additional details regarding the various misrepresentations that each Lonza entity allegedly made to Regenicin. A month later, Lonza filed a Second Motion to Dismiss. Regenicin responded in opposition to Lonza’s Second Motion to Dismiss and is awaiting the New Jersey District Court’s ruling on the Motion. Regenicin files notices of appearance and pro hac admissions of New Jersey counsel.

Item 1A. Risk Factors

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

For the three months ended March 31, 2014, we issued 2,600,000 shares of our common stock for the conversion of notes payable issued under our bridge financing and accrued interest.

We also issued 3,314,781 shares of our common stock for the conversion of principal and accrued interest under a convertible promissory note.

For the three months ended March 31, 2014, we issued 320,000 shares of common stock for the exercise of warrants.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	May 20, 2014

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

