Form 10-Q
period 2014-06-30
Regenicin, Inc.
filed 2014-08-19
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 129,169,793 as of August 19, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2014 and September 30, 2013 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended June 30, 2014 and 2013 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2013 (unaudited); and
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	September 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$360	$22,500
Prepaid expenses and other current assets	12,061	66,335
Total current assets	12,421	88,835

Intangible assets	7,500	7,500
Total assets	$19,921	$96,335

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$1,397,997	$1,392,481
Accrued expenses	1,857,490	1,475,002
Note payable - insurance financing	—	52,220
Bridge financing (net of discount of $-0- and $1,226)	425,000	538,774
Convertible promissory notes (net of discount of $14,584 and $136,452)	305,239	264,417
Loan payable	10,000	10,000
Loans payable - related parties	162,342	64,400
Derivative liabilities	212,213	438,779
Total current liabilities	4,370,281	4,236,073
Total liabilities	4,370,281	4,236,073

CONTINGENCY

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 133,598,152 and 120,159,009 issued, respectively; 129,169,792 and 115,730,649 outstanding, respectively	133,601	120,160
Common stock to be issued; 10,887,149 and 6,701,018 shares	428,043	334,968
Additional paid-in capital	8,883,873	8,501,390
Deficit accumulated during development stage	(13,792,334)	(13,092,713)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(4,350,360)	(4,139,738)
Total liabilities and stockholders' deficiency	$19,921	$96,335

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	548,491	649,934	88,547	166,095
Stock based compensation - general and administrative	27,556	—	—	—
Total operating expenses	576,047	649,934	88,547	166,095

Loss from operations	(576,047)	(649,934)	(88,547)	(166,095)

Other income (expenses)
Interest expense, including amortization of debt discounts and beneficial conversion features	(206,535)	(566,156)	(76,554)	(210,087)
Gain (loss) on derivative liabilities	82,961	(562,709)	(143,763)	(559,413)
Total other income (expenses)	(123,574)	(1,128,865)	(220,317)	(769,500)

Net loss	(699,621)	(1,778,799)	(308,864)	(935,595)

Preferred stock dividends	(52,955)	(34,503)	(17,652)	(11,501)

Net loss attributable to common stockholders	$(752,576)	$(1,813,302)	$(326,516)	$(947,096)

Basic and diluted loss per share:	$(0.01)	$(0.02)	0.00	$(0.01)

Weighted average number of shares outstanding, Basic and diluted	130,739,786	106,174,184	136,432,523	111,236,452

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(699,621)	$(1,778,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	148,667	56,793
Accrued interest on notes and loans payable	59,289	48,252
Amortization of beneficial conversion features	54,545	257,444
Original interest discount on convertible note payable	4,156	92,528
Stock based compensation - G&A	27,556	—
Stock based compensation - Interest expense	—	89,370
(Gain) loss on derivative liabilities	(82,961)	562,709
Other gain related to derivative liabilities	(63,095)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	54,274	44,459
Accounts payable	5,516	56,118
Accrued expenses	323,172	214,046
Net cash used in operating activities	(168,502)	(357,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	100,000	405,000
Proceeds from loans from related parties	98,442	6,400
Repayments of loans from related party	(500)	—
Repayments of notes payable - insurance financing	(52,220)	(42,160)
Proceeds from the sale of common stock	640	—
Net cash provided by financing activities	146,362	369,240

NET INCREASE IN CASH	(22,140)	12,160
CASH - BEGINNING OF PERIOD	22,500	34,074
CASH - END OF PERIOD	$360	$46,234

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,894	$1,401

Non-cash activities:
Preferred stock dividends	$52,955	$34,503

Shares issued/to be issued in connection with conversion of debt and accrued interest	$313,720	$820,007

Beneficial conversion feature and warrant value on bridge financing	$75,000	$—

Derivative liabilities reclassified to additional paid-in capital	$84,070	$—

Common stock issued for accrued expenses	$35,851	$—

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

The Company intends to continue to develop and gain FDA approval of cell therapy and biotechnology products separate from the Defendant’s patent, under the name PermaDerm ® , while fully prosecuting the Defendant to regain the Company’s losses. The Company intends to develop and commercialize PermaDerm ® , a potentially lifesaving technology, by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for certain clinical indications. The Company developed its own cultured skin substitute after Lonza’s termination notice.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2013, as filed with the Securities and Exchange Commission.

Going Concern:

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $13.8 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage Activities and Operations:

The Company is in the development stage and has had no revenues.  A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ deficiency. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however, early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended June 30, 2014. The Company’s consolidated financial statements will be impacted by the adoption of ASU 2014-10 primarily by the removal of inception-to-date information in the Company’s consolidated statements of operations, cash flows, and stockholders’ deficiency.

Financial Instruments and Fair Value Measurement:

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of June 30, 2014 and September 30, 2013 due to their short-term nature.

The Company issued notes payable that contained conversion features which were accounted for separately as derivative liabilities and measured at fair value on a recurring basis. Changes in fair value are charged to other income (expenses) as appropriate. The fair value of the derivate liabilities was determined based on Level 2 inputs utilizing observable quoted prices for similar instruments in active markets and observable quoted prices for identical or similar instruments in markets that are not very active. Derivative liabilities totaled $212,213 and $438,779 as of June 30, 2014 and September 30, 2013, respectively.

See Note 6 - Notes Payable - Convertible Promissory Notes for additional information.

Recent Pronouncements:

Effective January 1, 2014, the Company adopted ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ” (“ASU 2013-11”). ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update should be applied prospectively for annual and interim periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material effect on the Company’s consolidated financial statements.

Management does not believe that any of the recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Reclassifications:

Certain amounts of the September 30, 2013 consolidated balance sheet were reclassified to conform to the June 30, 2014 presentation.

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

	Shares of Common Stock Issuable upon Conversion/Exercise For the Nine and Three Months Ended June 30,
	2014	2013
Options	5,542,688	5,542,688
Warrants	3,611,167	1,348,667
Convertible preferred stock	17,700,000	17,700,000
Convertible debentures	26,198,825	33,000,192

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

At both June 30, 2014 and September 30, 2013, intangible assets totaled $7,500.

NOTE 5 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both June 30, 2014 and September 30, 2013, the loan payable totaled $10,000.

Loans Payable - Related Parties:

In October 2011 and again in May 2014, Craig Eagle, a director of the Company, advanced a total of $ 38,221 to the Company. The loans do not bear interest and are due on demand. At June 30, 2014 and September 30, 2013, the loan balance was $38,221 and $35,000, respectively.

During the nine months ended June 30, 2014, Randall McCoy, the Company’s Chief Executive Officer, has made advances to the Company. The loans do not bear interest and are due on demand. At June 30, 2014 and September 30, 2013, the loan balance was $8,500 and $0, respectively.

John Weber, the Company’s Chief Financial Officer, has made advances to the Company. The loans do not bear interest and are due on demand. At June 30, 2014 and September 30, 2013, the loan balance was $86,100 and $28,100, respectively.

In March through June 2014 the Company received other advances totaling $28,221. The loans do not bear interest and are due on demand. At June 30, 2014 and September 30, 2013, the loan balances were $29,521 and $1,300, respectively.

At June 30, 2014 and September 30, 2013, loans payable - related parties totaled $162,342 and $64,400, respectively.

NOTE 6 - NOTES PAYABLE

Insurance Financing Note:

The Company finances certain insurance premiums. In August 2013, the Company financed premiums totaling $57,892. The note is payable over a nine-month term. At June 30, 2014 and September 30, 2013, the balance owed under the note was $-0- and $52,220, respectively.

Bridge Financing:

On December 21, 2011, the Company issued a $150,000 promissory note (“Note 2”) to an individual. Note 2 bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% will be charged on any late payments. Note 2 was not paid at the maturity date and the Company is incurring additional interest described above. At both June 30, 2014 and September 30, 2013, the Note 2 balance was $175,000.

On January 18, 2012, the Company issued a $165,400 convertible promissory note (“Note 3”) to an individual. Note 3 bore interest at the rate of 5% per annum and was due on June 18, 2012. Note 3 and accrued interest thereon were convertible into units at a conversion price of $2.00 per unit. A unit consisted of one share of Series A Convertible Preferred Stock (“Series A Preferred”) and a warrant to purchase one-fourth (1/4), or 25% of one share of common stock. Upon maturity, Note 3 was not automatically converted and the Units were not issued. Instead, in October 2012, a new note was issued with a six month term. The new note bore interest at the rate of 8% per annum and the principal and accrued interest thereon were convertible into shares of common stock at a rate of $0.05 per share. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. The warrant has not been issued. At maturity, the principal and interest automatically converted and the Company was supposed to issue 3,522,440 shares of common stock. As of June 30, 2014, the shares were not issued and were classified as common stock to be issued. At both June 30, 2014 and September 30, 2013, the Note 3 balance was $0.

On January 27, 2012, the Company issued a $149,290 convertible promissory note (“Note 4”) to an individual. Note 4 bore interest at the rate of 8% per annum and was due on March 31, 2012. Note 4 and accrued interest thereon were convertible into shares of common stock at a rate of $0.05 per share. In addition, the Company issued a warrant to purchase an additional 500,000 shares of common stock at $0.10 per share that expires on January 27, 2014. On March 31, 2012, Note 4 and the accrued interest became due and the Company was supposed to issue 3,027,683 shares of common stock. In May 2013, the Company issued the shares. At both June 30, 2014 and September 30, 2013, the Note 4 balance was $0.

In March 2012, the Company issued a series of convertible promissory notes (“Notes 5-9”) totaling $186,000 to four individuals. Notes 5-9 bore interest at the rate of 33% per annum and were due in August and September 2012. Notes 5-9 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. At maturity, the principal and interest automatically converted and the Company was supposed to issue 4,335,598 shares of common stock. In December 2012, the Company issued 4,079,000 shares to the note holders of Notes 5, 6, 7 and 9. The unissued 256,598 shares for Note 8 are classified as common stock to be issued at June 30, 2014. At both June 30, 2014 and September 30, 2013, the Note 5-9 balances were $0.

In April 2012 through June 2012, the Company issued a series of convertible promissory notes (“Notes 10-18”) totaling $220,000 to nine individuals. Notes 10-18 bore interest at the rate of 33% per annum and were due in October through November 2012. Notes 10-18 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. In December 2012, the Company issued 5,124,500 shares of its common stock for the conversion of principal and accrued interest through the various maturity dates of the notes. At both June 30, 2014 and September 30, 2013, the Note 10-18 balances were $0.

In April 2012, the Company issued a convertible promissory note (“Note 19”) totaling $25,000 to an individual for services previously rendered. Note 19 bore interest at the rate of 33% per annum and was due in October 2012. Note 19 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. In December 2012, the Company issued 582,500 shares of its common stock for the conversion of principal and accrued interest through the maturity date. At both June 30, 2014 and September 30, 2013, the Note 19 balance was $0.

In July 2012, the Company issued a series of convertible promissory notes (“Notes 20-22”) totaling $100,000 to three individuals. Notes 20-22 bore interest at the rate of 10% per annum and were due in December 2012 and January 2013. Notes 20-22 and accrued interest thereon were convertible into shares of common stock at the rate of $0.10 per share and automatically converted on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $67,500 to reflect the beneficial conversion features. The discounts were amortized over the terms of Notes 20-22. In February 2013, the Company issued 1,050,000 shares of common stock for the conversion of Notes 20-22 and accrued interest thereon. At both June 30, 2014 and September 30, 2013, the Note 20-22 balances were $0.

In July 2012, the Company issued a convertible promissory note (“Note 23”) totaling $100,000 to an individual. Note 23 bore interest at the rate of 8% per annum and was due in January 2013. Note 23 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date, unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. The warrant has not been issued. For financial reporting purposes, the Company recorded a discount of $100,000 to reflect the beneficial conversion feature. The discount was amortized over the term of the Note. In January 2013, the Company issued 2,080,000 shares of common stock for the conversion of Note 23 and accrued interest thereon. At both June 30, 2014 and September 30, 2013, the Note 23 balance was $0.

In December 2012, the Company issued a convertible promissory note (“Note 24”) totaling $100,000 to an individual. Note 24 bore interest at the rate of 8% per annum and was due in June 2013. Note 24 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date, unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. The warrant has not been issued. For financial reporting purposes, the Company recorded a discount of $100,000 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 24. At maturity, the principal and interest automatically converted and the Company was supposed to issue 2,089,880 shares of common stock. As of June 30, 2014, the shares were not issued and were classified as common stock to be issued. The warrant has not been issued as of the date of the issuance of the consolidated financial statements. At both June 30, 2014 and September 30, 2013, the Note 24 balance was $0.

In January 2013, the Company issued a convertible promissory note (“Note 25”) totaling $35,000 to an individual. Note 25 bore interest at the rate of 8% per annum and was due in July 2013. Note 25 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 175,000 shares of common stock at $0.50 per share. The warrant has not been issued. For financial reporting purposes, the Company recorded a discount of $21,000 to reflect the value of the beneficial conversion feature. The value of the warrant was not recorded as the value was deemed to be immaterial. The discount was amortized over the term of Note 25. On August 1, 2013, the Company issued 728,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. The warrant has not been issued as of the issuance of the consolidated financial statements. At both June 30, 2014 and September 30, 2013, the Note 25 balance was $0.

In March 2013, the Company issued a convertible promissory note (“Note 26”) totaling $25,000 to an individual. Note 26 bore interest at the rate of 8% per annum and was due in September 2013. Note 26 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a one-year warrant to purchase an additional 640,000 shares of common stock at $0.001 per share. For financial reporting purposes, the Company recorded a discount of $14,507 to reflect the value of the warrant and a discount of $10,493 to reflect the value of the beneficial conversion feature. The discounts were amortized over the term of Note 26. On February 28, 2014, the Company issued 520,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. The warrant was issued in December 2013 and was exercised on December 24, 2013. At both June 30, 2014 and September 30, 2013, the Note 26 balance was $0.

In April 2013, the Company issued a convertible promissory note (“Note 27”) totaling $15,000 to an individual. Note 27 bore interest at the rate of 8% per annum and was due in September 2013. Note 27 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. For financial reporting purposes, the Company recorded a discount of $1,500 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 27. On February 28, 2014, the Company issued 312,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. At both June 30, 2014 and September 30, 2013, the Note 27 balance was $0.

In April 2013, the Company issued a convertible promissory note (“Note 28”) totaling $25,000 to an individual. Note 28 bears interest at the rate of 8% per annum and was due in October 2013. Note 28 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. For financial reporting purposes, the Company recorded a discount of $10,000 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 28. On February 28, 2014, the Company issued 520,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. At June 30, 2014 and September 30, 2013, the Note 28 balance was $0 and $25,000, respectively.

In May 2013, the Company issued a convertible promissory note (“Note 29”) totaling $25,000 to an individual. Note 29 bore interest at the rate of 8% per annum and was due in November 2013. Note 29 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. The Company did not record a discount for the conversion feature as the conversion price was greater than the price of the common stock on the issuance date. At maturity, the principal and interest automatically converted and the Company was supposed to issue 520,055 shares of common stock. As of June 30, 2014, the shares were not issued and were classified as common stock to be issued. At June 30, 2014 and September 30, 2013, the Note 29 balance was $0 and $25,000, respectively.

In June 2013, the Company issued convertible promissory notes (“Notes 30-31”) totaling $30,000 to two individuals. The notes bore interest at the rate of 8% per annum and were due in December 2013. The principal and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue two-year warrants to purchase an additional 600,000 shares of common stock at $0.05 per share. The warrants have not been issued. For financial reporting purposes, the Company recorded discounts of $3,451 to reflect the value of the warrants but did not record discounts for the conversion features as the conversion prices were greater than the stock prices at the issuance dates. The discounts are being amortized over the terms of Notes 30-31. At maturity, the principal and interest automatically converted and the Company was supposed to issue 624,066 shares of common stock. As of June 30, 2014, the shares were not issued and were classified as common stock to be issued. At June 30, 2014, the Note 30-31 balances were $0. At September 30, 2013, the Notes 30-31 balances were $28,774, net of debt discounts of $1,226.

In June 2013, the Company issued a convertible promissory note (“Note 31A”) totaling $25,000 to an individual. The note bore interest at the rate of 8% per annum and was due in December 2013. The principal and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a one-year warrant to purchase an additional 320,000 shares of common stock at $0.001 per share. For financial reporting purposes, the Company recorded a discount of $5,116 to reflect the value of the warrants but did not record a discount for the conversion feature as the conversion price was greater than the stock price at the issuance date. The discount was amortized over the term of Note 31A. On February 7, 2014, the Company issued 520,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. The warrant was exercised on February 7, 2014. At June 30, 2014, the Note 31A balance was $0.

In July 2013, the Company issued convertible promissory notes (“Note 32-34”) totaling $35,000 to three individuals. The notes bore interest at the rate of 8% per annum and were due in January 2014. The principal and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. The Company did not record discounts for the conversion features as the conversion prices were greater than the prices of the common stock on the issuance dates. In February and March 2014, the Company issued 728,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. At June 30, 2014 and September 30, 2013, the Notes 32-34 balances were $0 and $35,000, respectively.

In August 2013, the Company issued convertible promissory notes (“Note 35-36”) totaling $250,000 to two individuals. The notes bear interest at the rate of 8% per annum and are due in August 2014. The principal and accrued interest thereon are convertible into shares of common stock at the rate of $0.03 per share and automatically convert on the maturity dates unless paid sooner by the Company. The Company did not record discounts for the conversion features as the conversion prices were greater than the prices of the common stock on the issuance dates. At both June 30, 2014 and September 30, 2013, the Notes 35-36 balances were $250,000.

On December 31, 2013, the Company issued a convertible promissory note (“Note 37”) totaling $75,000 to an individual. The note bore interest at the rate of 8% per annum and was due in May 2014. The principal and accrued interest thereon were convertible into shares of common stock at the rate of $0.02 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 937,500 shares of common stock at $0.25 per share. The warrant has not been issued. For financial reporting purposes, the Company recorded discounts of $20,455 to reflect the value of the warrant and a discount of $54,545 to reflect the value of the beneficial conversion feature. The discount was amortized over the term of Note 37. At maturity, the principal and interest automatically converted and the Company was supposed to issue 3,874,110 shares of common stock. As of June 30, 2014, the shares were not issued and were classified as common stock to be issued. At June 30, 2014, the Note 37 balance was $0.

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

The Company is accreting the original issue discount (“OID”) on the initial loan over the life of the loan using the effective interest method. For the nine and three months ended June 30, 2014, the accretion amounted to $4,156 and $916, respectively. For the nine and three months ended June 30, 2013, the accretion amounted to $5,028 and $2,340, respectively.

The conversion feature contained in the promissory note is considered to be an embedded derivative. The Company bifurcated the conversion feature and recorded a derivative liability on the consolidated balance sheet. The Company recorded the derivative liability equal to its estimated fair value. Such amount was also recorded as a discount to the convertible promissory note and is being amortized to interest expense using the effective interest method. For the nine and three months ended June 30, 2014, amortization of the debt discount amounted to $57,766 and $23,017, respectively. For the nine and three months ended June 30, 2013, amortization of the debt discount amounted to $30,523 and $19,914, respectively. At June 30, 2014 and September 30, 2013, the unamortized discount is $14,584 and $72,348, respectively.

The Company is required to mark-to-market the derivative liability at the end of each reporting period. For the nine and three months ended June 30, 2014, the Company recorded a gain (loss) on the change in fair value of the conversion option of $54,298 and ($20,876), respectively. For the nine and three months ended June 30, 2013, the Company recorded a loss on the change in fair value of the conversion option of $248,240 and $244,944, respectively. As of June 30, 2014 and September 30, 2013, the fair value of the conversion option was $27,016 and $224,920.

In the nine months ended June 30, 2014, the Company issued 8,840,392 shares of common stock for the conversion of principal and accrued interest of $90,614. At June 30, 2014, the balance of the convertible note was $11,539, net of the debt discount of $14,584. At September 30, 2013, the balance of the convertible note was $34,821, net of the debt discount of $72,348.

In May 2013, the Company issued a convertible promissory note totaling $293,700 to a vendor in lieu of amounts payable. The note bears interest at the rate of 12% per annum and was originally due November 21, 2013. The maturity date of the note was extended to February 21, 2014 and extended again to August 31, 2014.  The note is secured by all of the assets of the Company. The note and accrued interest are convertible into shares of common stock at a conversion rate of the lower of $0.04 per share or 80% of the average of the lowest three trading prices in the 20 trading days previous to the conversion. In addition, the Company issued a five-year warrant to purchase an additional 50,000 shares of common stock at a per share exercise price of the lower of $0.04 per share or 80% of the average of the lowest three trading prices in the 20 trading days previous to the conversion.

The conversion features contained in the promissory note and the warrant are considered to be embedded derivatives. The Company bifurcated the conversion features and recorded derivative liabilities on the consolidated balance sheet. The Company recorded the derivative liabilities equal to their estimated fair value of $153,300. Such amount was also recorded as a discount to the convertible promissory note and was amortized to interest expense using the effective interest method. For the nine and three months ended June 30, 2014, amortization of the debt discount amounted to $64,104 and $0, respectively. For both the nine and three months ended June 30, 2013, amortization of the debt discount amounted to $18,369. As of June 30, 2014 and September 30, 2013, the unamortized discount was $0 and $64,104, respectively.

The Company is required to mark-to-market the derivative liabilities at the end of each reporting period. For the nine and three months ended June 30, 2014, the Company recorded a gain (loss) on the change in fair value of the conversion option of $28,661 and $(122,889), respectively. For both the nine and three months ended June 30, 2013, no gain was recognized. As of June 30, 2014 and September 30, 2013, the fair value of the conversion option was $185,198 and $213,858, respectively.

At June 30, 2014, the balance of the convertible note was $293,700 net of the debt discount of $0. At September 30, 2013, the balance of the convertible note was $229,596 net of the debt discount of $64,104.

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

The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $52,955 and $17,652 for the nine and three months June 30, 2014, respectively. Dividends amounted to $ 34,503 and $11,501 for the nine and three months June 30, 2013, respectively. At June 30, 2014 and September 30, 2013, dividends payable total $233,397 and $180,442, respectively, and are included in accrued expenses.

At both June 30, 2014 and September 30, 2013, 885,000 shares of Series A Preferred were outstanding.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At June 30, 2014 no shares of Series B Preferred are outstanding.

Common Stock Issuances:

For the nine months ended June 30, 2014, the Company issued 2,600,000 shares of its common stock for the conversion of notes payable issued under the Bridge Financing and accrued interest.

The Company issued shares of its common stock for the conversion of principal and accreted interest owed to the Lender as follows:

1.	For the year ended September 30, 2013, the Company issued 8,850,000 shares.
2.	For the nine months ended June 30, 2014, the Company issued 8,840,392 shares.

For the nine months ended June 30, 2014, the Company issued 960,000 shares of common stock for the exercise of warrants.

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

Stock based compensation amounted to $27,556 and $-0- for the nine and three months ended June 30, 2014, respectively, and is included in general and administrative expenses. Stock based compensation amounted to $89,370 and $-0- for the nine and three months ended June 30, 2013, respectively, and is included in interest expense.

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

In the complaint, the Company alleges that it entered into a Know-How SPA with Lonza Walkersville, on July 21, 2010. Pursuant to the terms of the Know-How SPA, the Company paid Lonza Walkersville $3,000,000 and, in exchange, the Company was to receive an exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the FDA. Under the Know-How SPA, once FDA approval was secured for the commercial sale of the technology, the Company would be entitled to acquire Cutanogen, Lonza Walkersville’s subsidiary, for $2,000,000 in cash.

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

The case has been removed to the United States District Court for the Northern District of Georgia by the Defendant. In conjunction with its removal of the litigation, the Defendant filed a motion asking the Federal Court to either dismiss the complaint or to require the Company to file additional details providing more specific information about the Company’s claims. The Company has opposed that motion and filed its own motion asking the Federal Court to remand the case back to the Fulton County Superior Court.

The case was then transferred from Georgia to New Jersey for the convenience of the majority of the witnesses in the case and because the Court found that New Jersey had more significant and stronger ties to the parties than Georgia.  In 2013, the Defendant filed a Motion to Dismiss.  In February 2014, the Company successfully defeated the Defendant’s Motion to Dismiss.  In the February 2014 Order, the Court noted that   “[a]fter a single reading of the complaint the Court was able to understand Regenicin’s general averments.”  The Court further stated, “[c]onsidering their relationship and Regenicin’s numerous allegations, a lengthy pleading is probably unavoidable.”  The Court then ordered the Company to amend the Complaint and noted, “[t]here are three Defendants in this action, and Regenicin must be more specific in ascribing its allegations among them… Regenicin must replead its complaint to attribute its allegations to specific Defendants.” In accordance with the February 2014 Order, the Company amended its Complaint to add additional details regarding the various misrepresentations that each Lonza entity allegedly made to Regenicin.  A month later, the Defendant filed a Second Motion to Dismiss.  The Company responded in opposition to the Defendant’s Second Motion to Dismiss and is awaiting the New Jersey District Court’s ruling on the Motion.  The Company files notices of appearance and pro hac admissions of New Jersey counsel.

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

Given the concerns about the expense of litigation, we have negotiated a contingency-fee-based arrangement with the law firm that is representing us in this case.  The nature of our arrangement is such that we will not have to pay any attorney fees to the law firm representing us unless and until the litigation is resolved in our favor.  If we lose the litigation, we will not be obliged to pay the firm any attorneys fees.  If we prevail in the litigation, we will pay the law firm a percentage of the amount recoverd from the Defendants.  We will, however, have the obligation to pay for the non-attorney fee costs associated with litigation.  Examples of those types of costs include court filing fees, copying costs, expert witness and other third-party vendor charges, travel costs, etc.  We believe that this contingency-fee arrangement allows us to control and to minimize the total cost of pursuing this litigation.

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

Results of Operations for the Three and Nine Months Ended June 30, 2014 and 2013

We generated no revenues from September 6, 2007 (date of inception) to June 30, 2014. We do not expect to generate revenues until we are able to obtain FDA approval of cell therapy and biotechnology products and thereafter successfully market and sell those products.

We incurred operating expenses of $88,547 and $576,047 for the three and nine months ended June 30, 2014, respectively, compared with operating expenses of $166,095 and $649,934 for the three and nine months ended June 30, 2013. General and administrative expenses accounts for all of our operating expenses for all above-mentioned periods save $27,556 in stock based compensation for the nine months ended June 30, 2014. Our general and administrative expenses are:

Operating Expenses	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Legal and Accounting	$135,030	$194,429	$(42,335)	$25,352
Public Relations and Marketing Support	—	7,600	—	—
Salaries, Wages and Payroll Taxes	293,124	313,515	98,243	96,144
Consulting and Computer Support	29,656	2,700	—	900
Office Expenses and Misc.	7,598	10,068	766	6,150
Travel	13,895	32,276	1,544	13,597
Insurance	54,274	52,468	18,092	14,820
Website Expenses	1,775	1,013	343	—
Employee Benefits	40,695	35,865	11,894	9,132
Total	576,047	649,934	88,547	166,095

All salaries for the three and nine months ended June 30, 2014, as noted above, have not been paid, but instead have accrued for such periods.

Other expenses totaled $220,317 for the three months ended June 30, 2014, as compared to other expenses totaling $769,500 for the three months ended June 30, 2013. Other expenses for the three months ended June 30, 2014 consisted of interest expenses of $76,554 and a loss on derivative liabilities of $143,763, while other expenses for the same period ended 2013 consisted of interest expenses of $210,087 and a loss on derivative liabilities of $559,413.

Other expenses totaled $123,574 for the nine months ended June 30, 2014, as compared to other expenses totaling $1,128,865 for the nine months ended June 30, 2013. Other expenses for the nine months ended June 30, 2014 consisted of interest expenses of $206,535, offset by a gain on derivative liabilities of $82,961 while other expenses for the same period ended 2013 consisted of interest expenses of $566,156 and loss on derivative liabilities of $562,709.

Interest expense includes the amortization of debt discounts and beneficial conversion features (“BCF’s”) of the various notes payable issued and finder fees for debt. For the three months ended June 30, 2014 and 2013, interest expense decreased by $133,533 as 2013 included the amortization of BCF’s. For the nine months ended June 30, 2014 and 2013, interest decreased by $359,621 as 2013 included finder fees of $89,370 and amortization of BCF’s. There were no BCF’s or finder fees in 2014.

The gain (loss) on derivative liabilities is based on the market price of the common stock.

We incurred a net loss of $308,864 for the three months ended June 30, 2014, as compared with a net loss of $935,595 for the same period ended 2013. We incurred a net loss of $699,621 for the nine months ended June 30, 2014, as compared with a net loss of $1,778,799 for the same period ended 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had cash of $360 and total current assets of $12,421. As of June 30, 2014, we had current liabilities of $4,370,281. We had a working capital deficit of $4,357,860.

Operating activities used $168,502 in cash for the nine months ended June 30, 2014. The decrease in cash was primarily attributable to funding the loss for the period.

Financing activities provided $146,362 and consisted primarily of $100,000 in proceeds from notes payable and $98,442 in advances from related parties, offset by the repayment of the insurance premium financings of $52,220.

We have issued various promissory notes to meet our short term demands, the terms of which are provided in the notes to the consolidated financial statements accompanying this report. While this source of bridge financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan. Our long term financial needs are estimated at $8 to $10 million.

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

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $13.8 million for the period September 6, 2007 (inception date) through June 30, 2014, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

For the three months ended June 30, 2014, we issued 3,325,611 shares of common stock for the conversion of principal issued under our bridge financing and accrued interest.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	August 19, 2014

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

