Form 10-K
period 2014-09-30
Regenicin, Inc.
filed 2015-01-13
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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
Registrant’s telephone number: (973) 557-8914

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,829,193 as of March 31, 2014

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 143,090,083 as of January 8, 2015.

PART I

Item 1. Business

The Company

Windstar, Inc. was incorporated in the state of Nevada on September 6, 2007. On July 19, 2010, the Company amended its Articles of Incorporation to change the name of the Company to Regenicin, Inc. (“Regenicin”). In September 2013, Regenicin formed a new wholly-owned subsidiary for the sole purpose of conducting research in the State of Georgia (together, the “Company”). The subsidiary has no activity since its formation due to the lack of funding.

The Company’s original business was the development of a purification device. Such business was assigned to the Company’s former management in July 2010.

The Company adopted a new business plan and intended to develop and commercialize a potentially lifesaving technology by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for use in the treatment of burns, chronic wounds and a variety of plastic surgery procedures.

The Lawsuit with Lonza

On September 30, 2013, we filed a lawsuit against Lonza Walkersville, Inc. (“Lonza Walkersville”), Lonza Group Ltd. (“Lonza Group”) and Lonza America, Inc. (“Lonza America”) (collectively, the “Defendant”) in Fulton County Superior Court in the State of Georgia.

We continued to negotiate for almost six months after Lonza paid the previous shareholders of Cutanogen Corporation (“Cutanogen”) to settle their lawsuit. We attempted to acquire the Cutanogen technology from Lonza in lieu of a license, but to no avail. We retained the national law firm of Gordon and Rees, LLP (“Gordon & Rees”) to represent us in this case.

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

Further, as we allege in the complaint, the Defendant utilized threats and coercion against us throughout the contract term, including false claims of breach and securities violations, in order to attempt to terminate the Know-How SPA unilaterally. As a result, we received neither the exclusive license the Defendant had promised, nor the benefit of the exclusive proprietary know-how. Therefore, we allege in the complaint that, because of the Defendant’s breaches and tortious conduct, we lost the fees paid to the Defendant, which the Defendant did not earn, and suffered consequential damages and lost opportunities. In addition, we did not receive compensation from Lonza Walkersville for the time spent working on the Armed Forces Institute of Regenitive Medicine (AFIRM) grant, nor the time spent working on the Department of Defense (DOD) contract, which we were contractually supposed to be paid. We also will not receive the expected financial benefit from the DOD contract to help offset the cost of the clinical trials going forward. Lonza’s failure to secure a renewal of the DOD contract will have a significant financial impact on us. It should also be noted that the $3 million initially paid to Lonza, which was recorded as an intangible asset, was fully written off in the accompanying financial statements as of September 30, 2013.

On November 7, 2014, we entered into an Asset Purchase Agreement (“the Agreement”) with Amarantus Bioscience Holdings, Inc. (“Amarantus”), Clark Corporate Law Group, LLP (“CCLG”) and Gordon & Rees. Under the Agreement, we have agreed to sell to Amarantus: (i) all of our Cutanogen intellectual property rights, including all intellectual property rights related to PermaDerm® and any other engineered skin technology for the treatment of severe burns in humans, including any related trademarks, and (ii) all of our rights and claims in our litigation against the Defendant (the “Lonza Litigation”).

In exchange, Amarantus has agreed to pay: (i) $3,500,000 in cash, and (ii) shares of common stock in Amarantus having a value of $3,000,000. A portion of the cash purchase price has been allocated to CCLG, who is our sole senior secured creditor.

The payments to CCLG, when completed, will satisfy in full our obligations owed to CCLG under its secured promissory note. The $3,000,000 in Amarantus common stock was satisfied by the issuance of 37,500,000 shares of Amarantus common stock to us. In addition to the purchase price, Amarantus paid Gordon & Rees $450,000 at closing. The payment to Gordon & Rees satisfied in full all obligations for litigation fees and costs owed by us to Gordon & Rees in connection with the Lonza Litigation.

On December 23, 2014, Senior District Judge J. Irenas responded to Lonza’s request for a dismissal and has requested Regenicin to show cause why the case should not be dismissed. Regenicin’s response was due January 8, 2015 with a hearing scheduled for January 13, 2015. Regenicin requested and was granted a new hearing date of March 3, 2015 with the opposition due February 23, 2015.

Our Business Moving Forward

We intend to continue to develop and seek FDA approval of cell therapy and biotechnology products.

We intend to use some of the proceeds from our recent sale of assets to Amarantus to develop and commercialize our own new technology for cultured skin substitutes. We have been developing our own unique cultured skin substitute since we received Lonza’s termination notice.

We are continuing to work with a couple of FDA compliant manufacturers to secure reliable sources for our intended proprietary collagen components. This propriety collagen scaffold, which is the starting structure for our product, is designed to promote cellular growth, adhesion and assembly of multiple types of human cells. As developed, we will initially work to gain FDA commercialization approval for our new proprietary cultured skin product utilizing autologous (patient’s own) cells to produce a multilayered living skin. We expect our cultured skin substitute for the treatment of burns will be available in sufficient quantity for a surgeon to do an initial graft about 4 weeks after we receive the first viable health skin tissue from the patient. Realizing that the patient may not be able to be scheduled for an exact grafting day a month in advance, we are making efforts to ensure the cultured skin substitute will have an adequate shelf life to meet the variable needs of the patient.

We are currently in the process of validating our proprietary collagen scaffold to demonstrate safety and ensure a consistent fully FDA cGMP compliant starting material. While qualifying our initial collagen manufacturer, we are working to establish an additional cGMP compliant manufacturer of collagen components as a second source. Our first collagen manufacturer’s capacity is adequate to meet our estimated US demand for patients burned over 30% of their total body surface area. Additional manufacturing capacity will be necessary as we gain approval for chronic wounds, plus other indications, and expand internationally.

We are also currently working to qualify a cell therapy manufacturer of our cultured skin substitute. It is necessary to establish a long-term commitment with a manufacturer while going through the FDA approval process. It is mandatory to ensure continuous support from the biologic manufacturer during the approval process, clinical trials and ultimately, supply of commercial product after FDA approval. It is important, while going through the approval process of the FDA, to use the same manufacturer to produce clinical trial material and the commercialized product.

We expect our first cultured skin substitute product to be a multi-layered tissue-engineered skin prepared by utilizing autologous (patient’s own) skin cells. It is a graftable collagen based cultured epithelium implant that produces a skin substitute containing both epidermal and dermal components with a collagen base. Clinically, we expect our Cultured Skin substitute self-to-self skin graft product will behave the same as allograft tissue. Our Autologous cultured skin substitute should not be rejected by the immune system of the patient, unlike with porcine or cadaver grafts. Immune system rejection is a serious concern in Xeno-transplant procedures. The use of our cultured skin substitute does not require any specialized physician training because it is applied the same as a standard allograft procedure.

Clinically speaking, a product designed to treat a life threatening condition must be available for the patient when needed. Our Culture skin substitute is being developed to be ready to apply to the patient when the patient is ready for grafting. Regenicin’s Cultured Skin Substitute is being designed to be available within the first month of the patient being admitted. Patients with these serious burn injuries may not be in a condition to be grafted on a predefined schedule made more than a month in advance. Therefore, in order to accommodate the patient’s needs, we are striving to ensure that our cultured skin substitute will be designed with a shelf life and manufacturing schedule to ensure it is available whether the patient needs it the first month, or any day after, until the patient’s wound is completely covered and closed.

We intend to work with the FDA for the development of a cultured skin product. We are preparing documentation for Orphan Designation for the USA and European Union using our internal expertise. We will submit the request when we have qualified our cell therapy manufacturer. In order to obtain Orphan designation we will work with the Office of Orphan products to demonstrate that our Cultured Skin Substitute is safe and the probable benefit of using our Cultured Skin Substitute for burns outweighs the risks. There are less than 200,000 patients affected per year in the US with full thickness burns affecting greater than 30 percent of the Total Body Surface Area. TBSA. We hope to obtain Orphan Designation for burns in 2015.

Having our Cultured Skin Substitute approved as an Orphan Product would have significant benefits, including 7 years exclusivity with the FDA, 11 years exclusivity with the European Union generating revenue from sales of product used during the clinical trials and being able to utilize the data from patients from many different hospitals to gain Commercialization Approval. Orphan approval allows the product to be used to treat people a lot earlier than waiting for extensive clinical trials to gain Biological License Approval. The major difference between Orphan Product Approval and a full Biological License Approval is that the Orphan Product has additional FDA reporting requirements and additional procedural administration steps. Orphan Product patient’s data must be reported to the FDA annually. There is a difference between Orphan Designation and Orphan Product Approval. Orphan Designation qualifies your product to get special assistance from the FDA such as grants, and additional guidance in designing your trials and what the FDA expects you to do to gain Orphan Approval. Orphan Approval is granted when you have demonstrated that your product is safe and has a probable benefit to a patient affected with the specific indication. Orphan Approval means you can begin selling the product.

We are assembling our Investigative New Drug (IND) Biologic application for our cultured skin substitute utilizing our internal expertise. This will allow us to move the product through the FDA pipeline with minimal expense. As we approach the clinical trials, we may need to obtain additional outside funding. We hope to receive the approval from the FDA to initiate clinical trials in 2015. We intend to apply for Biological License Approval in 2016.

Our second product is anticipated to be TempaDerm®. TempaDerm® uses cells obtained from human donors to develop banks of cryo-preserved (frozen) cells and cultured skin substitute to provide a continuous supply of non-allogenic skin substitutes to treat much smaller wound areas on patients, such as ulcers. This product has applications in the treatment of chronic skin wounds such as diabetic ulcers, decubitus ulcers and venous stasis ulcers. This product is similar to our burn indication product except for the indications and TempaDerm® does not depend totally on autologous cells. In fact, it could be possible to use the excess cultured skin that was originally produced for use on the patient that donated the cells used to grow the skin. TempaDerm® could take this original cultured skin and use it on someone other than the original donor. TempaDerm® has the possibility of using banked cells, or even frozen cultured skin substitutes, to carry inventory to satisfy unknown needs or large volumes to meet the demands created in large scale disasters.

We believe this technology has many different uses beyond the burn indication. The other uses include chronic wounds, reconstructive surgery, other complex organs and tissues. Some of the individual components of our cultured skin substitute technology will be developed for devices, such as tendon wraps made of collagen or collagen temporary coverings of large area wounds to protect the patients from infections while waiting for the permanent skin substitute. The collagen technology used for cultured skin substitutes can be used for many different applications in wound healing and stem cell technology and even drug delivery systems.

We could pursue any or all of the indications simultaneously if financing permitted, but for now we will seek approval for burns first as an Orphan Biologic Product to establish significant safety data and then Biological License Approval.

Competition

Several companies have developed products that propose to approach the markets described above. Among those companies are:

-	Smith & Nephew Wound Management

-	Genzyme Biosurgery

-	Integra Life Sciences Corporation

-	LifeCell Corporation/Kinetic Concepts

-	Organogenesis Inc

-	Intercytex

-	Genzyme

-	Advanced Biohealing/ Shire

-	Cy Ttera/ NovoCell/ViaCyte

-	Biomimetic Therapeutics Inc.

-	RTI Biologics

Each of these companies has a proprietary approach to these markets, but none has yet penetrated the cell therapy markets fully and 4 companies, (Smith and Nephew, Genzyme. Organogenesis, Integra and Advanced Biohealing) have products that are FDA approved for use in burn patients. Conversely, our products are believed to be superior in design and function and, thus, provide significant advantages over the above competitors. The advantages of our cultured skin substitute include simultaneous delivery of Autologus epidermal keratinocytes and fibroblasts on a collagen base. Clinical skin replacements and grafts are in high demand for the treatment of skin injuries: they represent approximately 50% of tissue engineering and regenerative medicine market revenues. In 2009, the potential United States market for tissue-engineered skin replacements and substitutes totaled approximately $18.9 billion, based on a target patient population of approximately 5.0 million. By the year 2019, the total potential target population for the use of tissue-engineered skin replacements and substitutes is expected to increase to 6.4 million, resulting in a potential US market of approximately $24.3 billion. Tissue Engineering and Cell Transplantation: US Markets for Skin Replacements and Substitutes; Report #A426; Medtech Insight: Bridgeport, PA, USA, August 2010.

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

Unrestricted sales of our cultured skin substitute will require full approval after data for safety and efficacy are collected from a multi-center study. Once the IND is submitted, we expect enrollment and treatment are expected to require one year evaluation on each patient. The final 9 months of the evaluation is expected to be only a monitoring period. After collection of data from the clinical trial and submission to FDA, six months is typically planned for FDA’s review and decision. Having an Orphan designation of which the indication is life threatening and there is an unmet need for catastrophic burns, the review time may be reduced significantly. Therefore, we believe Biological approval can be obtained in 2016. A positive performance of the clinical study and a review from FDA in less than 6 months after pre approval inspection of the manufacturing facility by FDA would support a 2016 date for commercial sales.

Intellectual Property

In August 2010, we paid $7,500 and obtained the rights to the trademarks PermaDerm® and TempaDerm® from KJR-10 Corp. In November of 2014, we sold the PermaDerm® trademark to Amarantus as part of the Agreement whereby they purchase all our rights to the Lonza Litigation.

Employees

As of September 30, 2014, we had 3 employees.

Subsidiaries

On September 11, 2013 we completed formation documents with respect to the formation of a new wholly-owned subsidiary created with the sole purpose of conducting research in the State of Georgia.

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

On December 23, 2014, Senior District Judge J. Irenas responded to Lonza’s request for a dismissal and has requested Regenicin to show cause why the case should not be dismissed. Regenicin’s response was due January 8, 2015 with a hearing scheduled for January 13, 2015. Regenicin requested and was granted a new hearing date of March 3, 2015 with the opposition due February 23, 2015.

On November 7, 2014, we entered into the Agreement with Amarantus, CCLG and Gordon & Rees. Under the Agreement, we have agreed to sell to Amarantus all of our rights and claims in the “Lonza Litigation.” These include all of our Cutanagen intellectual property rights and any Lonza manufacturing know-how technology. In addition, we have agreed to sell our PermaDerm® trademark and related intellectual property rights associated with it. The purchase price to be paid by Amarantus will consist of: (i) $3,500,000 in cash, and (ii) shares of common stock in Amarantus having a value of $3,000,000. A portion of the cash purchase price has been allocated to CCLG, who is our sole senior secured creditor.

The cash portion of the purchase price will be paid as follows:

At Closing:

$300,000 to Regenicin, Inc.

$200,000 to CCLG

On or before December 31, 2014:

$150,000 to Regenicin, Inc.

$100,000 to CCLG - this payment has not been received as of the filing of this report.

On January 31, 2015:

$2,550,000 to Regenicin, Inc.

$200,000 to CCLG

We intend to use the net proceeds of the transaction to fund development of cultured cell technology and to pursue approval of the products through the U.S. Food and Drug Administration.

The payments to CCLG, when completed, will satisfy in full our obligations owed to CCLG under its secured promissory note. The $3,000,000 in Amarantus common stock was satisfied by the issuance of 37,500,000 shares of Amarantus common stock from Amarantus to the Company. In addition to the purchase price, Amarantus will pay Gordon & Rees $450,000 at closing. The payment to Gordon & Rees will satisfy in full all obligations for litigation fees and costs owed to Gordon & Rees in connection with the Lonza Litigation.

In addition, we granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by Regenicin. Amrantus can exercise this option at a cost of $10,000,000 plus a royalty of 5% on gross revenues in excess of $150 million.

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

Fiscal Year Ending September 30, 2013
Quarter Ended	High $	Low $
September 30, 2014	0.0176	0.0024
June 30, 2014	0.0300	0.0084
March 31, 2014	0.0309	0.0171
December 31, 2013	0.0360	0.0150
Fiscal Year Ending September 30, 2013
Quarter Ended	High $	Low $
September 30, 2013	0.048	0.0136
June 30, 2013	0.0725	0.0211
March 31, 2013	0.125	0.0512
December 31, 2012	0.10	0.0688

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

Holders of Our Common Stock

As of January 8, 2015, we had 143,090,083 shares of our common stock issued and outstanding, held by one hundred nine (109) shareholders of record, with others holding shares in street name.

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

Recent Sales of Unregistered Securities

On December 18, 2012, we issued 801,000 shares of our common stock as a finder's fee to an entity for introducing investors and/or lenders who provided funding to us. The shares were valued at $89,370.

For the year ended September 30, 2013, we issued 16,671,685 shares of our common stock for the conversion of notes payable issued under bridge financing and accrued interest.

For the year ended September 30, 2013, we issued 8,850,000 shares of common stock for the conversion of principal and accrued interest owed to the lender.

For the year ended September 30, 2014, we issued 2,600,000 shares of its common stock for the conversion of notes payable and accrued interest.

For the year ended September 30, 2014, we issued 14,840,392 shares of common stock for the conversion of principal and accreted interest owed.

For the year ended September 30, 2014, we issued 960,000 shares of common stock for the exercise of a warrant.

On December 24, 2013, we issued 1,038,751 shares of our common stock as a finder’s fee to an entity for introducing investors and/or lenders who provided funding to us in fiscal 2013. The shares were valued at $35,851.

Shares and Warrants to be issued:

Various convertible promissory notes automatically converted at their respective maturity dates in fiscal years 2014 and 2013 into 10,367,094 shares of our common stock. As of September 30, 2014, the shares were not issued and were classified as common stock to be issued.

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

 Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of September 30, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	5,542,688	$0.19	0
Total	5,542,688	$0.19	0

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

In addition, in November of 2010, we approved the issuance of 2,000,000 options to a consultant at an exercise price of $0.46 per share. The options vested immediately and expire in November 2015.

There were no option grants in 2013 or 2014.

Warrants Issued and Outstanding

In fiscal 2013, in connection with the issuance of convertible notes, we issued warrants to purchase 2,365,000 shares of common stock at a per share exercise prices ranging from $0.001 to $0.50.

In fiscal 2014, in connection with the issuance of convertible notes, we issued warrants to purchase 1,407,500 shares of common stock at a per share exercise prices ranging from $0.001 to $0.50.

A summary of the warrants outstanding at September 30, 2014 is as follows:

	Exercise	Expiration
Warrants	Price	Date
50,000	Various	2018
1,500,000	$0.10	2015
672,500	$0.15	2018
937,500	$0.25	2016
325,000	$0.50	2015
10,000	$0.75	2016
49,500	$1.00	2015
66,667	$1.50	2016
3,611,667

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

Results of Operations for the Years Ended September 30, 2014 and 2013

We generated no revenues from September 6, 2007 (date of inception) to September 30, 2014. We do not expect to generate revenues until we are able to obtain FDA approval of cell therapy and biotechnology products and thereafter successfully market and sell those products.

We incurred operating expenses of $725,895 for the year ended September 30, 2014, compared with operating expenses of $3,997,763 for the year ended September 30, 2013. Our operating expenses decreased in 2014 from 2013, and are compared as follows:

Operating Expenses	September 30, 2013	September 30, 2014
Impairment of intangible asset	$3,000,000	$0
Legal and Accounting	$352,773	$157,135
Public Relations and Marketing Support	$7,600	$1,695
Salaries, Wages and Payroll Taxes	$423,576	$390,244
Consulting and Computer Support	$3,600	$2,100
Office Expenses and Miscellaneous	$(36,324)	$8,190
Travel	$38,620	$18,927
Insurance	$68,378	$77,578
Website Expenses	$1,693	$1,775
Research and Development	$80,000	$0
Employee Benefits	$57,847	$40,695
Stock Based Compensation	$0	$27,556

We incurred net other income of $37,017 for the year ended September 30, 2014, as compared to other expenses of $907,049 for the year ended September 30, 2013. Our other income and expenses for 2014 consisted of interest expenses of $232,379 and a gain on derivative liabilities of $269,396.  Our other expenses for 2013 consisted of interest expenses of $766,680 and a loss on derivative liabilities of $140,369.

We incurred a loss before income tax of $688,878 for the year ended September 30, 2014, as compared with a net loss of $4,904,812 for the prior year. The primary reasons for our reduced net loss before taxes in fiscal 2014 compared to fiscal 2013 were as follows: (1) for the year ended September 30, 2013, we took a one-time impairment charge on intangible assets of $3,000,000 (representing a total impairment of our license payment to Lonza), which was not repeated this year; (2) our interest expenses, which include amortization of debt discounts, were substantially smaller this year, and (3) we experienced a gain on derivative liabilities, rather than a loss as taken last year.

For the year ended September 30, 2014, we recorded a provision for income tax benefits in the amount of $2,829,000. There was no provision for the year ended September 30, 2013. Footnote H to our financial statements should be reviewed for further information. Finally, we accrued preferred stock dividends of $70,800 during the year ended September 30, 2014, compared to $46,198 for the year ended September 30, 2013.

Our net income for the year ended September 30, 2014 was $2,069,322, compared to a net loss of $4,951,010 last year.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $492, prepaid expenses and other current assets of $49,462, and deferred income taxes of $2,829,000, for total current assets of $2,878,954. Our total current liabilities as of September 30, 2014 were $4,400,882. We had a working capital deficit of $1,524,194 as of September 30, 2014.

Operating activities used a net $211,845 in cash for the year ended September 30, 2014. Financing activities provided $189,837 for the year ended September 30, 2014 and consisted of $100,000 in proceeds from notes payable, $143,507 in advances from related parties, and $640 in proceeds from sale of common stock. These were offset by the repayment of the insurance premium financings of $52,220 and repayments of loans from related party in the amount of $2,090.

We have issued various promissory notes over the course of the last three fiscal years in order to continue funding our operations. The terms of these promissory notes are detailed in Note F to the financial statements accompanying this Annual Report. While this financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan over the long term.

For the near future, we believe that the net $3.5 million in cash to be received under the Asset Purchase Agreement with Amarantus, the potential of additional funding of up to $3 million to be received from sales of the Amarantus common stock granted to us under the Agreement (depending on the market value of the Amarantus stock), and the anticipated reversal of our $978,000 liability to Lonza, should enable us to fund our operations up to at least the initiation of the clinical trials on our Cultured Skin Substitute. We anticipate using the funding from the Asset Purchase Agreement to retire all our liabilities, including accrued payroll, officer’s loans and promissory notes. After the retirement of these liabilities, we anticipate that we will have approximately $1 million in working capital, which we estimate will be more than adequate to gets thru securing FDA Orphan Status.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses to date, expect to incur further losses in the development of our business, and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. In addition, the Company intends on using the proceeds from the Asset Sale to fund operations. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance, and creates an ASC 606, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company’s has not yet determined the effect to the current consolidated financial statements by the adoption of ASU 2014-09.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016 and early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of September 30, 2014 and 2013
F-3	Consolidated Statements of Operations for the years ended September 30, 2014 and 2013
F-4	Consolidated Statement of Stockholders’ Deficiency for the two years ended September 30, 2014
F-5	Consolidated Statements of Cash Flows for the years ended September 30, 2014 and 2013
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Regenicin, Inc.

We have audited the accompanying consolidated balance sheets of Regenicin, Inc. and Subsidiary (the “Company”) as of September 30, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended.  The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

January 13, 2015

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	September 30, 2013

ASSETS
CURRENT ASSETS
Cash	$492	$22,500
Prepaid expenses and other current assets	49,462	66,335
Deferred income taxes	2,829,000	—
Total current assets	2,878,954	88,835

Intangible assets	7,500	7,500
Total assets	$2,886,454	$96,335

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$1,393,605	$1,392,481
Accrued expenses	1,991,332	1,475,002
Note payable - insurance financing	51,613	52,220
Bridge financing (net of discount of $-0- and $1,226)	450,000	538,774
Convertible promissory notes (net of discount of $20,645 and $136,452)	295,617	264,417
Loan payable	10,000	10,000
Loans payable - related parties	205,817	64,400
Derivative liabilities	5,164	438,779
Total current liabilities	4,403,148	4,236,073
Total liabilities	4,403,148	4,236,073

CONTINGENCY

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 139,598,152 and 120,159,009 issued, respectively; 135,169,792 and 115,730,649 outstanding, respectively	139,601	120,160
Common stock to be issued; 10,367,094 and 6,701,018 shares	402,040	334,968
Additional paid-in capital	8,897,799	8,501,390
Accumulated deficit	(10,952,591)	(13,092,713)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(1,516,694)	(4,139,738)
Total liabilities and stockholders' deficiency	$2,886,454	$96,335

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2014	Year Ended September 30, 2013

Revenues	$—	$—

Operating expenses
Research and development	—	80,000
General and administrative	698,339	917,763
Impairment of intangible asset	—	3,000,000
Stock based compensation - general and administrative	27,556	—
Total operating expenses	725,895	3,997,763

Loss from operations	(725,895)	(3,997,763)

Other income (expenses)
Interest expense, including amortization of debt discounts and beneficial conversion features	(232,379)	(766,680)
Gain (loss) on derivative liabilities	269,396	(140,369)
Total other income (expenses)	37,017	(907,049)

Loss before income tax benefit	(688,878)	(4,904,812)

Income tax benefit	2,829,000	—

Net income (loss)	2,140,122	(4,904,812)

Preferred stock dividends	(70,800)	(46,198)

Net income (loss) attributable to common stockholders	$2,069,322	$(4,951,010)

Income (loss) per share:
Basic	$0.02	$(0.05)
Diluted	$0.01	$(0.05)

Weighted average number of shares outstanding
Basic	132,966,528	109,139,729
Diluted	191,425,784	109,139,729

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Convertible Preferred Stock		Common Stock		Common Stock To	Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Be Issued	Capital	Deficit	Stock	Total

Balances at September 30, 2012	885,000	$885	93,836,324	$93,837	$368,326	$7,274,799	$(8,187,901)	$(4,428)	$(454,482)

Preferred stock dividends	—	—	—	—	—	(46,198)	—	—	(46,198)

Shares issued in connection with conversion of debt and accrued interest	—	—	25,521,685	25,522	(453,827)	944,406	—	—	516,101

Shares to be issued in connection with conversion of debt and accrued interest					420,469		—	—	420,469

Shares issued for consulting agreement	—	—	801,000	801	—	88,569	—	—	89,370

Reversal of derivative liabilities to equity	—	—	—	—	—	78,862	—	—	78,862

Beneficial conversion features and warrant value on bridge financing	—	—	—	—	—	160,952	—	—	160,952

Net loss	—	—	—	—	—	—	(4,904,812)	—	(4,904,812)

Balances at September 30, 2013	885,000	885	120,159,009	120,160	334,968	8,501,390	(13,092,713)	(4,428)	(4,139,738)

Preferred stock dividends	—	—	—	—	—	(70,800)	—	—	(70,800)

Shares issued in connection with conversion of debt and accrued interest	—	—	11,440,392	17,441	(41,613)	240,975	—	—	216,803

Shares issued for consulting expenses accrued in prior period	—	—	1,038,751	1,040	—	34,811	—	—	35,851

Shares issued for exercise of warrant	—	—	960,000	960	—	(320)	—	—	640

Shares to be issued in connection with conversion of debt and accrued interest	—	—	—	—	108,685	—	—	—	108,685

Reversal of derivative liabilities to equity	—	—	—	—	—	84,070	—	—	84,070

Beneficial conversion features and warrant value on bridge financing	—	—	—	—	—	75,000	—	—	75,000

Stock compensation expense	—	—	—	—	—	27,556	—	—	27,556

Issuance of warrant to Cristoforo for Note #31A	—	—	—	—	—	5,117	—	—	5,117

Net income	—	—	—	—	—	—	2,140,122	—	2,140,122

Balances at September 30, 2014	885,000	$885	133,598,152	$139,601	$402,040	$8,897,799	$(10,952,591)	$(4,428)	$(1,516,694)

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2014	Year Ended September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,140,122	$(4,904,812)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	(2,829,000)	—
Impairment of intangible	—	3,000,000
Amortization of debt discounts	155,576	170,053
Accrued interest on notes and loans payable	77,301	77,419
Amortization of beneficial conversion features	54,545	276,049
Original interest discount on convertible note payable	4,782	95,905
Stock based compensation - G&A	27,556	—
Stock based compensation - Interest expense	—	89,370
(Gain) loss on derivative liabilities	(269,393)	140,368
Other gain related to derivative liabilities	(63,095)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	68,486	45,896
Accounts payable	1,124	31,129
Accrued expenses	420,151	293,481
Net cash used in operating activities	(211,845)	(685,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	100,000	715,000
Proceeds from loans from related parties	143,507	6,400
Repayments of loans from related party	(2,090)	—
Repayments of notes payable - insurance financing	(52,220)	(47,832)
Proceeds from the sale of common stock	640	—
Net cash provided by financing activities	189,837	673,568

NET DECREASE IN CASH	(22,008)	(11,574)

CASH - BEGINNING OF YEAR	22,500	34,074

CASH - END OF YEAR	$492	$22,500

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,453	$1,664

Non-cash activities:
Preferred stock dividends	$70,800	$46,198
Shares issued/to be issued in connection with conversion of debt and accrued interest	$304,874	$936,570
Beneficial conversion feature and warrant value on bridge financing	$75,000	$160,952
Derivative liabilities reclassified to additional paid-in capital	$104,684	$57,892
Common stock issued for accrued expenses	$35,851	$78,862

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - THE COMPANY

Windstar, Inc. was incorporated in the state of Nevada on September 6, 2007. On July 19, 2010, the Company amended its Articles of Incorporation to change the name of the Company to Regenicin, Inc. (“Regenicin”). In September 2013, Regenicin formed a new wholly-owned subsidiary for the sole purpose of conducting research in the State of Georgia (together, the “Company”). The subsidiary has no activity since its formation due to the lack of funding.

The Company’s original business was the development of a purification device.  Such business was assigned to the Company’s former management in July 2010.

The Company adopted a new business plan and intended to develop and commercialize a potentially lifesaving technology by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for use in the treatment of burns, chronic wounds and a variety of plastic surgery procedures.

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

The Company alleged in the complaint that, because of the Defendant’s breaches and tortious conduct, that the Company lost fees paid to the Defendant, which the Defendant did not earn, and suffered consequential damages and lost opportunities. It should also be noted that the $3,000,000 initially paid to Lonza Walkersville, which was recorded as an intangible asset, was fully written off in the accompanying consolidated financial statements as of September 30, 2013. See Notes C and J.

On November 7, 2014, the Company entered into an Asset Sale Agreement (the “Sale Agreement”) with Amarantus Bioscience Holdings, Inc., (“Amarantus”). Under the Sale Agreement, the Company agreed to sell to Amarantus all of its rights and claims in the litigation currently pending in the United States District Court for the District of New Jersey against Lonza Walkersville and Lonza America, Inc. (the “Lonza Litigation”). This includes all of the Cutanagen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company has agreed to sell the PermaDerm® trademark and related intellectual property rights associated with it. The purchase price to be paid by Amarantus will consist of: (i) $3,500,000 in cash, and (ii) shares of common stock in Amarantus having a value of $3,000,000. See Note K for a further discussion.

The Company intends to use the net proceeds of the transaction to fund development of cultured cell technology and to pursue approval of the products through the U.S. Food and Drug Administration. We intend to use some of the proceeds from our recent sale of assets to Amarantus to develop and commercialize our own new technology for cultured skin substitutes. We have been developing our own unique cultured skin substitute since we received Lonza’s termination notice.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Regenicin and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $11 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. In addition, the Company intends on using the proceeds from the Asset Sale to fund operations. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Intangible assets:

Intangible assets, which include purchased licenses, patents and patent rights, are stated at cost and will be amortized using the straight-line method over their useful lives based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater (see Note C). Such amortization will begin once the Company has a saleable product. As discussed below in Note L, the Company sold its intangible assets on November 7, 2014.

The Company reviews intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. The Company recorded an impairment charge of $-0- and $3,000,000 in the years ended September 30, 2014 and 2013 (see Note C).

Research and development:

Research and development costs are charged to expense as incurred.

Income (loss) per share:

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted loss per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. The following table summarizes the components of the income (loss) per common share calculation:

	Year Ended September 30,
	2014	2013
Income (Loss) Per Common Share – Basic:
Net income (loss) available to common stockholders	$2,069,322	$(4,951,010)

Weighted-average common shares outstanding	132,966,528	109,139,729

Basic income (loss) per share	$0.02	$(0.05)

Income (Loss) Per Common Share – Diluted:
Net income (loss)	$2,069,322	$(4,951,010)

Weighted-average common shares outstanding	132,966,528	109,139,729
Convertible preferred stock	44,250,000	—
Convertible debentures	14,209,256	—
Weighted-average common shares outstanding and common share equivalents	191,425,784	109,139,729

Diluted income (loss) per share	$0.01	$(0.05)

The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive:

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of September 30,
	2014	2013
Options	5,542,688	5,542,688
Warrants	3,611,167	3,663,667
Convertible preferred stock	—	17,700,000
Convertible debentures	—	31,828,330

Financial Instruments and Fair Value Measurement:

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of September 30, 2014 and 2013 due to their short-term nature.

The Company issued notes payable that contained conversion features which were accounted for separately as derivative liabilities and measured at fair value on a recurring basis. Changes in fair value are charged to other income (expenses) as appropriate. The fair value of the derivate liabilities was determined based on Level 2 inputs utilizing observable quoted prices for similar instruments in active markets and observable quoted prices for identical or similar instruments in markets that are not very active. Derivative liabilities totaled $5,164 and $438,779 as of September 30, 2014 and 2013, respectively.

See Note F – Notes Payable – Convertible Promissory Notes for additional information.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance, and creates an ASC 606, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company’s has not yet determined the effect to the current consolidated financial statements by the adoption of ASU 2014-09.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016 and early adoption is permitted.

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

At both September 30, 2014 and 2013, intangible assets totaled $7,500.

As discussed below in Note K, the Company sold its intangible assets on November 7, 2014.

NOTE D - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,
	2014	2013
Registration penalty	$250,203	$250,203
Salaries and payroll taxes	1,163,389	792,907
Professional fees	216,472	166,802
Accrued dividends	251,242	180,442
Interest	110,026	84,648
	$1,991,332	$1,475,002

NOTE E - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both September 30, 2014 and 2013, the loan payable totaled $10,000.

Loans Payable - Related Parties:

In October 2011 and again in May 2014, Craig Eagle, a director of the Company, advanced a total of $38,221 to the Company. The loans do not bear interest and are due on demand. At September 30, 2014 and 2013, the loan balance was $38,221 and $35,000, respectively.

During the year ended September 30, 2014, Randall McCoy, the Company’s Chief Executive Officer, made advances to the Company. The loans do not bear interest and are due on demand. At September 30, 2014 and 2013, the loan balance was $8,500 and $0, respectively.

John Weber, the Company’s Chief Financial Officer, has made advances to the Company. The loans do not bear interest and are due on demand. At September 30, 2014 and 2013, the loan balance was $122,100 and $28,100, respectively.

In March through September 2014 the Company received other advances totaling $35,696. The loans do not bear interest and are due on demand. At September 30, 2014 and 2013, the loan balances were $36,996 and $1,300, respectively.

At September 30, 2014 and 2013, loans payable - related parties totaled $205,817 and $64,400, respectively.

NOTE F - NOTES PAYABLE

Note Payable - Insurance Financing:

In August 2013, the Company renewed its policy and financed premiums totaling $57,892. The new note was payable over a nine-month term. At September 30, 2013, the balance owed under the note was $52,220. At September 30, 2014, the note was paid in full in accordance with the original terms

In September 2014, the Company financed certain insurance premiums totaling $51,613. The note requires an initial down payment of $10,322 and is payable over a nine-month term. At September 30, 2014, the balance owed under the note was $51,613.

Bridge Financing:

On December 21, 2011, the Company issued a $150,000 promissory note (“Note 2”) to an individual. Note 2 bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% will be charged on any late payments. Note 2 was not paid at the maturity date and the Company is incurring additional interest described above. At both September 30, 2014 and 2013, the Note 2 balance was $175,000.

On January 18, 2012, the Company issued a $165,400 convertible promissory note (“Note 3”) to an individual. Note 3 bore interest at the rate of 5% per annum and was due on June 18, 2012. Note 3 and accrued interest thereon were convertible into units at a conversion price of $2.00 per unit. A unit consisted of one share of Series A Convertible Preferred Stock (“Series A Preferred”) and a warrant to purchase one-fourth (1/4), or 25% of one share of common stock. Upon maturity, Note 3 was not automatically converted and the Units were not issued. Instead, in October 2012, a new note was issued with a six month term. The new note bore interest at the rate of 8% per annum and the principal and accrued interest thereon were convertible into shares of common stock at a rate of $0.05 per share. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. The warrant has not been issued. At maturity, the principal and interest automatically converted and the Company was supposed to issue 3,522,440 shares of common stock. As of September 30, 2014, the shares were not issued and were classified as common stock to be issued. At both September 30, 2014 and September 30, 2013, the Note 3 balance was $0.

On January 27, 2012, the Company issued a $149,290 convertible promissory note (“Note 4”) to an individual. Note 4 bore interest at the rate of 8% per annum and was due on March 31, 2012. Note 4 and accrued interest thereon were convertible into shares of common stock at a rate of $0.05 per share. In addition, the Company issued a warrant to purchase an additional 500,000 shares of common stock at $0.10 per share that expires on January 27, 2014. On March 31, 2012, Note 4 and the accrued interest became due and the Company was supposed to issue 3,027,683 shares of common stock. In May 2013, the Company issued the shares. At both September 30, 2014 and 2013, the Note 4 balance was $0.

In March 2012, the Company issued a series of convertible promissory notes (“Notes 5-9”) totaling $186,000 to four individuals. Notes 5-9 bore interest at the rate of 33% per annum and were due in August and September 2012. Notes 5-9 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. At maturity, the principal and interest automatically converted and the Company was supposed to issue 4,335,598 shares of common stock. In December 2012, the Company issued 4,079,000 shares to the note holders of Notes 5, 6, 7 and 9. The unissued 256,598 shares for Note 8 are classified as common stock to be issued at September 30, 2014. At both September 30, 2014 and 2013, the Note 5-9 balances were $0.

In April 2012 through June 2012, the Company issued a series of convertible promissory notes (“Notes 10-18”) totaling $220,000 to nine individuals. Notes 10-18 bore interest at the rate of 33% per annum and were due in October through November 2012. Notes 10-18 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. In December 2012, the Company issued 5,124,500 shares of its common stock for the conversion of principal and accrued interest through the various maturity dates of the notes. At both September 30, 2014 and 2013, the Note 10-18 balances were $0.

In April 2012, the Company issued a convertible promissory note (“Note 19”) totaling $25,000 to an individual for services previously rendered. Note 19 bore interest at the rate of 33% per annum and was due in October 2012. Note 19 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. In December 2012, the Company issued 582,500 shares of its common stock for the conversion of principal and accrued interest through the maturity date. At both September 30, 2014 and 2013, the Note 19 balance was $0.

In July 2012, the Company issued a series of convertible promissory notes (“Notes 20-22”) totaling $100,000 to three individuals. Notes 20-22 bore interest at the rate of 10% per annum and were due in December 2012 and January 2013. Notes 20-22 and accrued interest thereon were convertible into shares of common stock at the rate of $0.10 per share and automatically converted on the maturity dates unless paid sooner by the Company. For financial reporting purposes, the Company recorded discounts of $67,500 to reflect the beneficial conversion features. The discounts were amortized over the terms of Notes 20-22. In February 2013, the Company issued 1,050,000 shares of common stock for the conversion of Notes 20-22 and accrued interest thereon. At both September 30, 2014 and 2013, the Note 20-22 balances were $0.

In July 2012, the Company issued a convertible promissory note (“Note 23”) totaling $100,000 to an individual. Note 23 bore interest at the rate of 8% per annum and was due in January 2013. Note 23 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date, unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. The warrant has not been issued. For financial reporting purposes, the Company recorded a discount of $100,000 to reflect the beneficial conversion feature. The discount was amortized over the term of the Note. In January 2013, the Company issued 2,080,000 shares of common stock for the conversion of Note 23 and accrued interest thereon. At both September 30, 2014 and 2013, the Note 23 balance was $0.

In December 2012, the Company issued a convertible promissory note (“Note 24”) totaling $100,000 to an individual. Note 24 bore interest at the rate of 8% per annum and was due in June 2013. Note 24 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date, unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. The warrant has not been issued. For financial reporting purposes, the Company recorded a discount of $100,000 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 24. At maturity, the principal and interest automatically converted and the Company was supposed to issue 2,089,880 shares of common stock. As of September 30, 2014, the shares were not issued and were classified as common stock to be issued. The warrant has not been issued as of the date of the issuance of the consolidated financial statements. At both September 30, 2014 and 2013, the Note 24 balance was $0.

In January 2013, the Company issued a convertible promissory note (“Note 25”) totaling $35,000 to an individual. Note 25 bore interest at the rate of 8% per annum and was due in July 2013. Note 25 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 175,000 shares of common stock at $0.50 per share. The warrant has not been issued. For financial reporting purposes, the Company recorded a discount of $21,000 to reflect the value of the beneficial conversion feature. The value of the warrant was not recorded as the value was deemed to be immaterial. The discount was amortized over the term of Note 25. On August 1, 2013, the Company issued 728,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. The warrant has not been issued as of the issuance of the consolidated financial statements. At both September 30, 2014 and 2013, the Note 25 balance was $0.

In March 2013, the Company issued a convertible promissory note (“Note 26”) totaling $25,000 to an individual. Note 26 bore interest at the rate of 8% per annum and was due in September 2013. Note 26 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a one-year warrant to purchase an additional 640,000 shares of common stock at $0.001 per share. For financial reporting purposes, the Company recorded a discount of $14,507 to reflect the value of the warrant and a discount of $10,493 to reflect the value of the beneficial conversion feature. The discounts were amortized over the term of Note 26. On February 28, 2014, the Company issued 520,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. The warrant was issued in December 2013 and was exercised on December 24, 2013. At both September 30, 2014 and 2013, the Note 26 balance was $0.

In April 2013, the Company issued a convertible promissory note (“Note 27”) totaling $15,000 to an individual. Note 27 bore interest at the rate of 8% per annum and was due in September 2013. Note 27 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. For financial reporting purposes, the Company recorded a discount of $1,500 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 27. On February 28, 2014, the Company issued 312,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. At both September 30, 2014 and 2013, the Note 27 balance was $0.

In April 2013, the Company issued a convertible promissory note (“Note 28”) totaling $25,000 to an individual. Note 28 bears interest at the rate of 8% per annum and was due in October 2013. Note 28 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. For financial reporting purposes, the Company recorded a discount of $10,000 to reflect the beneficial conversion feature. The discount was amortized over the term of Note 28. On February 28, 2014, the Company issued 520,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. At both September 30, 2014 and 2013, the Note 28 balance was $0 and $25,000, respectively.

In May 2013, the Company issued a convertible promissory note (“Note 29”) totaling $25,000 to an individual. Note 29 bore interest at the rate of 8% per annum and was due in November 2013. Note 29 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. The Company did not record a discount for the conversion feature as the conversion price was greater than the price of the common stock on the issuance date. At maturity, the principal and interest were scheduled to convert to 520,055 shares of common stock but the individual waived the conversion of the principal and accrued interest. At both September 30, 2014 and 2013, the Note 29 balance was $25,000.

In June 2013, the Company issued convertible promissory notes (“Notes 30-31”) totaling $30,000 to two individuals. The notes bore interest at the rate of 8% per annum and were due in December 2013. The principal and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue two-year warrants to purchase an additional 150,000 shares of common stock at $0.50 per share. The warrants have not been issued. For financial reporting purposes, the Company recorded discounts of $3,451 to reflect the value of the warrants but did not record discounts for the conversion features as the conversion prices were greater than the stock prices at the issuance dates. The discounts are being amortized over the terms of Notes 30-31. At maturity, the principal and interest automatically converted and the Company was supposed to issue 624,066 shares of common stock. As of September 30, 2014, the shares were not issued and were classified as common stock to be issued. At September 30, 2014, the Note 30-31 balances were $0. At September 30, 2013, the Notes 30-31 balances were $28,774, net of debt discounts of $1,226.

In June 2013, the Company issued a convertible promissory note (“Note 31A”) totaling $25,000 to an individual. The note bore interest at the rate of 8% per annum and was due in December 2013. The principal and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a one-year warrant to purchase an additional 320,000 shares of common stock at $0.001 per share. For financial reporting purposes, the Company recorded a discount of $5,116 to reflect the value of the warrants but did not record a discount for the conversion feature as the conversion price was greater than the stock price at the issuance date. The discount was amortized over the term of Note 31A. On February 7, 2014, the Company issued 520,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. The warrant was exercised on February 7, 2014. At September 30, 2014 and 2013, the Note 31A balance was $0 and $25,000, respectively.

In July 2013, the Company issued convertible promissory notes (“Note 32-34”) totaling $35,000 to three individuals. The notes bore interest at the rate of 8% per annum and were due in January 2014. The principal and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity dates unless paid sooner by the Company. The Company did not record discounts for the conversion features as the conversion prices were greater than the prices of the common stock on the issuance dates. In February and March 2014, the Company issued 728,000 shares of common stock for the conversion of principal and accrued interest through the date of maturity. At September 30, 2014 and 2013, the Notes 32-34 balances were $0 and $35,000, respectively.

In August 2013, the Company issued convertible promissory notes (“Note 35-36”) totaling $250,000 to two individuals. The notes bear interest at the rate of 8% per annum and are due in August 2014. The principal and accrued interest thereon are convertible into shares of common stock at the rate of $0.03 per share and automatically convert on the maturity dates unless paid sooner by the Company. The Company did not record discounts for the conversion features as the conversion prices were greater than the prices of the common stock on the issuance dates. At maturity, the principal and interest were scheduled to automatically convert into 4,500,000 shares of common stock but the individuals waived the conversion of the principal and accrued interest. At both September 30, 2014 and 2013, the Notes 35-36 balances were $250,000.

On December 31, 2013, the Company issued a convertible promissory note (“Note 37”) totaling $75,000 to an individual. The note bore interest at the rate of 8% per annum and was due in May 2014. The principal and accrued interest thereon were convertible into shares of common stock at the rate of $0.02 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 937,500 shares of common stock at $0.25 per share.   The warrant has not been issued. For financial reporting purposes, the Company recorded discounts of $20,455 to reflect the value of the warrant and a discount of $54,545 to reflect the value of the beneficial conversion feature. The discount was amortized over the term of Note 37. At maturity, the principal and interest automatically converted and the Company was supposed to issue 3,874,110 shares of common stock. As of September 30, 2014, the shares were not issued and were classified as common stock to be issued. At September 30, 2014, the Note 37 balance was $0.

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

The Company is accreting the original issue discount (“OID”) on the initial loan over the life of the loan using the effective interest method. For the year ended September 30, 2014 and 2013, the accretion amounted to $5,450 and $8,405, respectively.

The conversion feature contained in the promissory note is considered to be an embedded derivative. The Company bifurcated the conversion feature and recorded a derivative liability on the consolidated balance sheet. The Company recorded the derivative liability equal to its estimated fair value. Such amount was also recorded as a discount to the convertible promissory note and is being amortized to interest expense using the effective interest method. For the year ended September 30, 2014 and 2013, amortization of the debt discount amounted to $64,675 and $64,125, respectively. At September 30, 2014 and 2013, the unamortized discount is $7,675 and $72,348, respectively.

The Company is required to mark-to-market the derivative liability at the end of each reporting period. For the year ended September 30, 2014 and 2013, the Company recorded a loss on the change in fair value of the conversion option of $76,149 and $60,559, respectively and as of September 30, 2014 and 2013, the fair value of the conversion option was $5,163 and $213,858, respectively.

In May 2013, the Company issued a convertible promissory note totaling $293,700 to Clark Corporate Law Group LLP (“CCLG”) in lieu of amounts payable. The note bears interest at the rate of 12% per annum and was originally due November 21, 2013. The maturity date of the note was extended to February 21, 2014 and extended again to August 31, 2014.   The note is secured by all of the assets of the Company. The note and accrued interest are convertible into shares of common stock at a conversion rate of the lower of $0.04 per share or 80% of the average of the lowest three trading prices in the 20 trading days previous to the conversion but the number of shares that can be issued is limited as defined in the note agreement. In addition, the Company issued a five-year warrant to purchase an additional 50,000 shares of common stock at a per share exercise price of the lower of $0.04 per share or 80% of the average of the lowest three trading prices in the 20 trading days previous to the conversion. The note was not paid at the maturity date but no action was taken by CCLG. For the period from October 1, 2014 through January 13, 2015, the Company paid $200,000 of principal and accrued interest. See Note K.

The conversion features contained in the promissory note and the warrant are considered to be embedded derivatives. The Company bifurcated the conversion features and recorded derivative liabilities on the consolidated balance sheet. The Company recorded the derivative liabilities equal to their estimated fair value of $153,300. Such amount was also recorded as a discount to the convertible promissory note and was amortized to interest expense using the effective interest method. For the year ended September 30, 2014 and 2013, amortization of the debt discount amounted to $64,104 and $89,195, respectively. At September 30, 2014 and 2013, the unamortized discount is $-0- and $64,104, respectively

The Company is required to mark-to-market the derivative liabilities at the end of each reporting period. For the year ended September 30, 2014 and 2013, the Company recorded a gain (loss) on the change in fair value of the conversion option of $193,247 and $(60,559), respectively, and as of September 30, 2014 and 2013, the fair value of the conversion option was $-0- and $213,858, respectively.

At September 30, 2014 and 2013, the balance of the convertible note was $293,700 and $229,596 net of the debt discount of $-0- and $64,105, respectively.

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

No rent is charged for either premise.

NOTE H - INCOME TAXES

The Company did not incur current tax expense for both the years ended September 30, 2014 and 2013.

At September 30, 2014, the Company had available approximately $7.1 million of net operating loss carry forwards which expire in the years 2028 through 2033.

The provision for income tax benefits of $2,440,000 for the year ended September 30, 2014 represents deferred taxes. There was no provision for the year ended September 30, 2013.

Significant components of the Company’s deferred tax assets at September 30, 2014 and 2013 are as follows:

	2014	2013
Net operating loss carry forwards	$2,850,535	$2,698,087
Intangible assets	1,200,000	1,200,000
Stock based compensation	355,265	355,265
Accrued expenses	539,912	396,232
Total deferred tax assets	4,945,712	4,649,584
Valuation allowance	(2,116,712)	(4,649,584)
Net deferred tax assets	$2,829,000	$—

Due to the uncertainty of their realization, a valuation allowance has been established for a portion of the income tax benefit for these deferred tax assets. The decrease in the valuation allowance was the result of the estimated tax benefits that will result from the Sale Agreement (see Note K).

The following is a reconciliation of the Company’s income tax rate using the federal statutory rate to the actual income tax rate as of September 30, 2014 and 2013:

	2014	2013
Federal tax rate	(34)%	(34)%
Effect of state taxes	(6)%	(6)%
Reversal of valuation allowance	412%	0%
Permanent differences	3%	5%
Net operating loss carry forward	37%	35%
Total	412%	0%

At September 30, 2014 and 2013, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2014 and 2013, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal income tax returns under a statute of limitations. The 2011 through 2014 tax years generally remain subject to examination by federal tax authorities. The Company has not filed any of its state income tax returns since inception. Due to recurring losses, management believes that once such returns are filed, the Company would incur state minimum tax liabilities that were not deemed material to accrue.

NOTE I - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has an initial stated value of $1 and was convertible into shares of the Company’s common stock at the rate of 10 for 1. Series A Preferred contains a full ratchet anti-dilution feature on the shares of common stock underlying the Series A Preferred for three years on any stock issued below $0.10 per share with the exception of shares issued in a merger or acquisition. As the Company issued common stock at $0.02 per share for the conversion of debt in May 2014, the conversion rate for the Series A Preferred is now 50 to 1.

The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $70,800 and $46,198 for the years ended September 30, 2014 and 2013, respectively. At September 30, 2014 and 2013, dividends payable totaled $251,242 and $180,442, respectively, and are included in accrued expenses.

At both September 30, 2014 and 2013, 885,000 shares of Series A Preferred were outstanding.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At September 30, 2014, no shares of Series B Preferred are outstanding.

Common Stock Issuances:

2013 Transactions

1. On December 18, 2012, we issued 801,000 shares of our common stock as a finder's fee to an entity for introducing investors and/or lenders who provided funding to us. The shares were valued at $89,370.

2. The Company issued 16,671,685 shares of its common stock for the conversion of notes payable issued under the Bridge Financing and accrued interest.

3. The Company issued 8,850,000 shares of common stock for the conversion of principal and accreted interest owed to the Lender.

2014 Transactions

1. The Company issued 2,600,000 shares of its common stock for the conversion of notes payable issued under the Bridge Financing and accrued interest.

2. The Company issued 14,840,392 shares of common stock for the conversion of principal and accreted interest owed to the Lender.

3. For the year ended September 30, 2014 the Company issued 960,000 shares of common stock for the exercise of a warrant.

4. On December 24, 2013, the Company issued 1,038,751 shares of its common stock as a finder’s fee to an entity for introducing investors and/or lenders who provided funding to the Company in fiscal 2013. The shares were valued at $35,851.

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

Stock based compensation amounted to $27,556 for the year ended September 30, 2014 and is included in general and administrative expenses. Stock based compensation amounted to $89,370 for the year ended September 30, 2013 and is included in interest expense.

In addition, in November 2010, the Company issued 2,000,000 options to a consultant at an exercise price of $0.46 per share. The options vested immediately and expire in November 2015.

Option activity for 2013 and 2014 is summarized as follows:

	Options	Weighted Average Exercise Price
Options outstanding, October 1, 2012	5,542,688	$0.19
Granted	—	—
Forfeited	—	—
Options outstanding, September 30, 2013 and 2014	5,542,688	$0.19
Aggregate intrinsic value	$—

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

The following table summarizes information regarding stock options outstanding at September 30, 2014:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$0.035	3,542,688	1.27	$0.035	3,542,688	$0.035
$0.460	2,000,000	1.14	0.460	2,000,000	0.460
$0.035-$0.46	5,542,688	1.22	$0.190	5,542,688	$0.190

There were no option grants in 2013 or 2014.

As of September 30, 2014, there was no unrecognized compensation cost related to non-vested options granted.

Warrants:

In fiscal 2013 in connection with the issuance of convertible notes the Company issued warrants to purchase 2,365,000 shares of common stock at a per share exercise prices ranging from $0.001 to $0.50.

These warrants were valued utilizing a Black-Scholes option pricing model with the following assumptions:   exercise price: $0.001 - $0.50; expected volatility: 13.43%; risk-free rate: 0.14%; expected term: 1 - 5 years.

In fiscal 2014 in connection with the issuance of convertible notes the Company issued warrants to purchase 1,407,500 shares of common stock at a per share exercise prices ranging from $0.001 to $0.50.

These warrants were valued utilizing a Black-Scholes option pricing model with the following assumptions:   exercise price: $0.001 - $0.50; expected volatility: 20.88%; risk-free rate: 0.11% - 0.13%; expected term: .5 year - 1year.

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

A summary of the warrants outstanding at September 30, 2014 is as follows:

	Exercise	Expiration
Warrants	Price	Date
50,000	Various	2018
1,500,000	$0.10	2015
672,500	$0.15	2018
937,500	$0.25	2016
325,000	$0.50	2015
10,000	$0.75	2016
49,500	$1.00	2015
66,667	$1.50	2016
3,611,667

Registration Penalties:

On August 16, 2010, the Company sold 4,035,524 shares of common stock as part of a Securities Purchase Agreement with certain accredited investors (the “Purchasers”) pursuant to the closing of the Private Placement Offering (the “Offering”).

Pursuant to a Registration Rights Agreement that accompanied the Securities Purchase Agreement, the Company agreed to file an initial registration statement covering the resale of the common stock no later than 45 days from the closing of the Offering and to have such registration statement declared effective no later than 180 days from filing of the registration statement.  If the Company did not timely file the registration statement, cause it to be declared effective by the required date, or maintain the filing, then each Purchaser in the offering was entitled to liquidated damages equal to 1% of the aggregate purchase price paid by such Purchaser for the securities, and an additional 1% for each month that the Company did not file the registration statement, cause it to be declared effective, or fail to maintain the filing (subject to a maximum penalty of 10% of the aggregate purchase price).  The Offering closed on August 16, 2010.  The Company did not file an initial registration statement and accrued liquidating damages from October 1, 2010.  Registration penalties totaled $250,203 for the year ended September 30, 2011. The registration penalties have not been paid and are included in accrued expenses in the consolidated balance sheets as of September 30, 2014 and 2013. No actions have been taken by the investors to collect the penalty.

NOTE J - CONTINGENCY

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

In the complaint, the Company alleged that it entered into a Know-How SPA with Lonza Walkersville, on July 21, 2010. Pursuant to the terms of the Know-How SPA, the Company paid Lonza Walkersville $3,000,000 and, in exchange, the Company was to receive an exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the FDA. Under the Know-How SPA, once FDA approval was secured for the commercial sale of the technology, the Company would be entitled to acquire Cutanogen, Lonza Walkersville’s subsidiary, for $2,000,000 in cash.

However, as the Company alleged in the complaint, the Company believes the Defendant determined that it would make more money on the Cutanogen technology if it was not approved by the FDA and, unbeknownst to the Company, the Company believes Lonza Walkersville never intended to fulfill its obligations under the Know-How SPA. In this regard, the Company alleges in the complaint that Lonza Walkersville used certain proprietary know-how and information for at least thirteen (13) other companies. The Company alleges in the complaint that this is the same certain proprietary know-how and information the Company had purchased for $3 million under the exclusive Know-How SPA.

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

The case was then transferred from Georgia to New Jersey for the convenience of the majority of the witnesses in the case and because the Court found that New Jersey had more significant and stronger ties to the parties than Georgia.  In 2013, the Defendant filed a Motion to Dismiss.  In February 2014, the Company successfully defeated the Defendant’s Motion to Dismiss.  In the February 2014 Order, the Court noted that   “[a]fter a single reading of the complaint the Court was able to understand Regenicin’s general averments.”  The Court further stated, “[c]onsidering their relationship and Regenicin’s numerous allegations, a lengthy pleading is probably unavoidable.”  The Court then ordered the Company to amend the Complaint and noted, “[t]here are three Defendants in this action, and Regenicin must be more specific in ascribing its allegations among them Regenicin must replead its complaint to attribute its allegations to specific Defendants.” In accordance with the February 2014 Order, the Company amended its Complaint to add additional details regarding the various misrepresentations that each Lonza entity allegedly made to Regenicin.  A month later, the Defendant filed a Second Motion to Dismiss.  The Company responded in opposition to the Defendant’s Second Motion to Dismiss and is awaiting the New Jersey District Court’s ruling on the Motion.  The Company files notices of appearance and pro hac admissions of New Jersey counsel.

On November 7, 2014, the Company sold all of its rights and claims in this lawsuit to Amarantus (see Note K).

NOTE K - SUBSEQUENT EVENTS

On November 7, 2014, the Company entered into a Sale Agreement with Amarantus, CCLG and Gordon & Rees, LLP (“Gordon & Rees”). Under the Sale Agreement, the Company agreed to sell to Amarantus: all of its rights and claims in the litigation currently pending in the United States District Court for the District of New Jersey against Lonza Walkersville and Lonza America, Inc. These include all of the Cutanagen intellectual property rights and any Lonza manufacturing know-how technology. In addition, they have agreed to sell their PermaDerm® trademark and related intellectual property rights associated with it. The purchase price to be paid by Amarantus will consist of: (i) $3,500,000 in cash, and (ii) shares of common stock in Amarantus having a value of $3,000,000. A portion of the cash purchase price has been allocated to repay debt.

The cash portion of the sale price will be paid as follows:

1.	$300,000 to the Company and $200,000 to CCLG at closing. Both amounts were received.
2.	$150,000 to the Company and $100,000 to CCLG on or before December 31, 2014. The Company received the $150,000.
3.	$2,550,000 to the Company and $200,000 to CCLG on January 31, 2015.

The payments to CCLG, when completed, will satisfy in full the obligations owed to CCLG under its secured promissory note. The $3,000,000 in Amarantus common stock was satisfied by the issuance of 37,500,000 shares of Amarantus common stock from Amarantus to the Company. In addition to the sale price, Amarantus will pay Gordon & Rees $450,000 at closing. The payment to Gordon & Rees will satisfy in full all obligations for litigation fees and costs owed to Gordon & Rees in connection with the Lonza Litigation.

In addition, the Company granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by the Company. Amrantus can exercise this option at a cost of $10,000,000 plus a royalty of 5% on gross revenues in excess of $150 million.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending September 30, 2014.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Randall McCoy	65	Chief Executive Officer and Director
John J. Weber	65	Chief Financial Officer and Director
Chris Hadsall	40	Chief Operating Officer
Dr. J. Roy Nelson	67	Chief Science Officer
Joseph Rubinfeld	82	Director
Craig Eagle	47	Director

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

Compensation Discussion and Analysis

Employment Agreement with Randall McCoy

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

The agreement with Mr. Hadsall terminated on October 4, 2013. Mr. Hadsall is still an officer of the Company but is not actively participating in management at the present time and is not taking a salary at due to lack of funds. If we are able to raise money, we hope to reinstate his employment agreement. We can provide no assurance that we will be able to do so.

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended September 30, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randall McCoy Chief Executive Officer, Principal Executive Officer and Director	2013 2014	$125,000(1) $125,000(2)	0 0	0 0	0 0	0 0	0 0	0 0	$125,000 $125,000
John J. Weber Interim Chief Financial Officer, and Director	2013 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Chris Hadsall Chief Operating Officer	2013 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Dr. J. Roy Nelson Chief Science Officer	2013 2014	$150,000(3) $125,000(4)	0 0	0 0	0 0	0 0	0 0	0 0	$150,000 $125,000

(1)	Of the $125,000 in salary to Mr. McCoy, $48,349 remains unpaid as accrued compensation.
(2)	Of the $125,000 in salary to Mr. McCoy, $125,000 remains unpaid as accrued compensation.
(3)	Of the $150,000 in salary to Mr. Nelson, $76,250 remains unpaid as accrued compensation.
(4)	Of the $150,000 in salary to Mr. Nelson, $150,000 remains unpaid as accrued compensation.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2014.

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

(1) On December 10, 2013 the Board amended the option price to $0.035.

Director Compensation

The table below summarizes all compensation of our directors during the fiscal year ended September 30, 2014.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Joseph Rubinfeld	—	—	—	—	—	—	—
Dr. Craig Eagle	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 8, 2015, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

Beneficial owner	Number of shares beneficially owned (1)		Percentage Owned(2)
Officers and Directors
Randall McCoy	21,207,313	(3)	14.73%
John J. Weber	935,672	(4)	*
Chris Hadsall	0		*
Joseph Rubinfeld	1,935,672	(5)	1.34%
Craig Eagle	935,672	(6)	*
Officers and Directors collectively	25,014,329		17.37%
5 Percent Shareholders
Joseph Connell 2801 Bloomfield Ln. Willington, NC 29412	10,000,000		6.99%

* Less than 1%

(1) Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(2) A total of 8,850,000 shares of the Company’s common stock and Series A Convertible Preferred Stock, on an as converted basis, are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since October 1, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest:

1.	Our principal executive offices are located in Little Falls, New Jersey. The headquarters is located in the offices of McCoy Enterprises LLC, an entity controlled by Mr. McCoy. The office is attached to his residence but has its own entrances, restroom and kitchen facilities.

2.	We also maintain an office in Pennington, New Jersey, which is the materials and testing laboratory. This office is owned by Materials Testing Laboratory, and the principal is an employee.

3.	We have an employment agreement with our CEO, Randall McCoy, as discussed above.

4.       In October 2011 and again in May 2014, Craig Eagle, one of our directors, advanced a total of $38,221 to us. The loans do not bear interest and are due on demand. At September 30, 2014 and 2013, the loan balance was $38,221 and $35,000, respectively.

5.       During the year ended September 30, 2014, Randall McCoy, our Chief Executive Officer, made advances to us. The loans do not bear interest and are due on demand. At September 30, 2014 and 2013, the loan balance was $8,500 and $0, respectively.

6.       John Weber, our Chief Financial Officer, has made advances to us. The loans do not bear interest and are due on demand. At September 30, 2014 and 2013, the loan balance was $122,100 and $28,100, respectively.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we believe that Joseph Rubinfeld and Craig Eagle  are independent directors.

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

Aggregate fees for professional services rendered for the Company by Rotenberg Meril Solomon Bertiger & Guttilla, P.C., our independent registered public accounting firm, for the years ended September 30, 2014 and 2013 are set forth below:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$91,000	$0	$0	$0
2013	$94,000	$0	$0	$0

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

All Other Fees include any other fees charged that are not otherwise specified.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.4	Know-How License and Stock Purchase Agreement (2)
10.5	Form of Stock Option Agreement(3)
10.6	Employment Agreement for Chris Hadsall(4)
10.7	Employment Agreement for Randall McCoy(5)
10.8	Asset Purchase Agreement(7)
14.1	Code of Ethics (6)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Incorporated by reference to the Current Report on Form 8-K filed November 17, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regenicin, Inc.

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 13, 2015

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 13, 2015

By:	/s/ John J. Weber
John J. Weber Interim Chief Financial Officer, Principal Financial and Accounting Officer, and Director
January 13, 2015

By:	/s/ Dr. Joseph Rubinfeld
Dr. Joseph Rubinfeld Director
January 13, 2015

By:	/s/ Craig Eagle
Craig Eagle Director
January 13, 2015

