Form 10-Q
period 2014-12-31
Regenicin, Inc.
filed 2015-02-23
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 143,377,001 as of February 20, 2015 .

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2014 and September 30, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013 (unaudited);
F-3	Consolidated Statements of Comprehensive Income (Loss);
F-4	Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	September 30, 2014
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$273,716	$492
Prepaid expenses and other current assets	61,561	49,462
Receivable from Amarantus Corporation	450,000	—
Common stock of Amarantus Corporation	2,466,000	—
Deferred income taxes	863,300	2,829,000
Total current assets	4,114,577	2,878,954
Intangible assets	—	7,500
Total assets	$4,114,577	$2,886,454

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$340,361	$1,393,605
Accrued expenses	2,028,096	1,991,332
Note payable - insurance financing	24,774	51,613
Bridge financing	425,000	450,000
Convertible promissory notes (net of discount of $-0- and $20,645)	184,648	295,617
Loan payable	10,000	10,000
Loans payable - related parties	213,107	205,817
Derivative liabilities	165,072	5,164
Total current liabilities	3,391,058	4,403,148
Total liabilities	3,391,058	4,403,148

STOCKHOLDERS' EQUITY (DEFICIENCY)
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value;200,000,000 shares authorized; 147,518,443 and 139,598,152 issued, respectively; 143,090,083 and 135,169,792 outstanding, respectively	147,519	139,601
Common stock to be issued; 10,367,094 and 10,367,094 shares	402,040	402,040
Additional paid-in capital	9,251,449	8,897,799
Accumulated deficit	(8,539,946)	(10,952,591)
Accumulated other comprehensive loss	(534,000)	—
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' equity (deficiency)	723,519	(1,516,694)
Total liabilities and stockholders' equity (deficiency)	$4,114,577	$2,886,454

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
	(UNAUDITED)	(UNAUDITED)

Revenues	$—	$—

Operating expenses
General and administrative	140,286	171,714
Stock based compensation - general and administrative	—	27,556
Write-off of accounts payable - Lonza	(973,374)	—
Total operating expenses	(833,088)	199,270
Loss from operations	(833,088)	(199,270)

Other income (expenses)
Interest expense, including amortization of debt discounts and beneficial conversion features	(30,944)	(43,948)
Gain on sale of assets	4,104,431	—
Gain (loss) on derivative liabilities	(528,230)	195,729
Total other income (expenses)	3,545,257	151,781

Income (loss) before income taxes	4,378,345	(47,489)
Income taxes	1,965,700	—
Net income (loss)	2,412,645	(47,489)
Preferred stock dividends	(17,845)	(17,845)
Net income (loss) attributable to common stockholders	$2,394,800	$(65,334)

Income (loss) per share:
Basic	$0.02	$(0.00)
Diluted	$0.01	$(0.00)
Weighted average number of shares outstanding:
Basic	152,634,745	124,645,668
Diluted	168,999,745	124,645,668

See Notes to Consolidated Financial Statements.

2

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2014
	(UNAUDITED)	(UNAUDITED)

Net income (loss)	$2,412,645	$(47,489)

Other comprehensive loss

Change in unrealized gains on available-for-sale securities, net of income taxes	(534,000)	—

Comprehensive income (loss)	$1,878,645	$(47,489)

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2014
	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,412,645	$(47,489)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	1,965,700	—
Amortization of debt discounts	7,674	79,863
Accrued interest on notes and loans payable	6,839	23,860
Original interest discount on convertible note payable	—	1,632
Stock based compensation	—	27,556
(Gain) loss on derivative liabilities	528,230	(195,729)
Gain on sale of assets	(4,104,431)	—
Write off of accounts payable	(973,374)	—
Other gain related to derivative liabilities	—	(63,095)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(12,099)	18,091
Accounts payable	(57,936)	(24,845)
Accrued expenses	13,577	119,171
Net cash in operating activities	(213,175)	(60,985)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	650,000	—
Purchase of Intangible	(10,000)	—
Net cash (used) provided by investing activities	640,000	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	—	75,000
Proceeds from loans from related parties	19,330	29,000
Repayments of loans from related party	(12,040)	—
Repayments of notes payable - insurance financing	(26,839)	(22,946)
Repayments of convertible promissory notes	(134,052)	—
Proceeds from the sale of common stock	—	640
Net cash (used in) provided by financing activities	(153,601)	81,694

NET INCREASE IN CASH	273,224	20,709

CASH - BEGINNING OF PERIOD	48,173	22,500

CASH - END OF PERIOD	$273,716	$43,209

Supplemental disclosures of cash flow information:
Cash paid for interest	$492	$1,683

Non-cash activities:
Sale of assets
Common Stock of Amarantus received	$(3,000,000)	$—
Amount receivable from Amarantus	$(450,000)	$—

Preferred stock dividends	$17,845	$17,845
Shares issued/to be issued in connection with conversion of debt and accrued interest	$11,091	$109,212
Beneficial conversion feature and warrant value on bridge financing	$—	$75,000
Derivative liabilities reclassified to additional paid-in capital	$368,322	$24,702
Common stock issued for accrued expenses	$—	$35,851

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - THE COMPANY

The Company’s business plan is to develop and commercialize a potentially lifesaving technology by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for use in the treatment of burns, chronic wounds and a variety of plastic surgery procedures

The Company entered into a Know-How License and Stock Purchase Agreement (the “Know-How SPA”) with Lonza Walkersville, Inc. (“Lonza Walkersville”) on July 21, 2010. Pursuant to the terms of the Know-How SPA, the Company paid Lonza Walkersville $3,000,000 and, in exchange, the Company was to receive an exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (“FDA”) for the commercial sale of technology held by the Cutanogen Corporation (“Cutanogen”), a subsidiary of Lonza Walkersville. Additionally, pursuant to the terms of the Know-How SPA, the Company was entitled to receive certain related assistance and support from Lonza Walkersville upon payment of the $3,000,000. Under the Know-How SPA, once FDA approval was secured for the commercial sale of the technology, the Company would be entitled to acquire Cutanogen, Lonza Walkersville’s subsidiary, for $2,000,000 in cash.

Unfortunately, after prolonged attempts to negotiate disputes with Lonza Walkersville failed, on September 30, 2013, the Company filed a lawsuit against Lonza Walkersville, Lonza Group Ltd. (“Lonza Group”) and Lonza America, Inc. (“Lonza America”) (collectively, the “Defendant”) in Fulton County Superior Court in the State of Georgia.

On November 7, 2014, the Company entered into an Asset Sale Agreement (the “Sale Agreement”) with Amarantus Bioscience Holdings, Inc., (“Amarantus”). Under the Sale Agreement, the Company agreed to sell to Amarantus all of its rights and claims in the litigation currently pending in the United States District Court for the District of New Jersey against Lonza Walkersville and Lonza America, Inc. (the “Lonza Litigation”). This includes all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company has agreed to sell the PermaDerm® trademark and related intellectual property rights associated with it. The purchase price to be paid by Amarantus will consist of: (i) $3,600,000 in cash, and (ii) shares of common stock in Amarantus having a value of $3,000,000. See Note 4 for a further discussion.

The Company intends to use the net proceeds of the transaction to fund development of cultured cell technology and to pursue approval of the products through the U.S. Food and Drug Administration. We have been developing our own unique cultured skin substitute since we received Lonza’s termination notice.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014, as filed with the Securities and Exchange Commission.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $8,539,946 as of December 31, 2014, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. In addition, the Company intends on using the proceeds from the Sale Agreement to fund operations. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Financial Instruments and Fair Value Measurement:

The Company measures fair value of its financial assets on a three-tier value hierarchy, which prioritizes the inputs, used in the valuation methodologies in measuring fair value:

●	Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 – Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of December 31, 2014 and September 30, 2014 due to their short-term nature.

Common stock of Amarantus represents equity investments in common stock that the Company classifies as available for sale. Such investments are carried at fair value in the accompanying consolidated balance sheets. Fair value is determined under the guidelines of GAAP which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in net income. Unrealized gains and losses are reported as other comprehensive income and are included in equity.

The common stock of Amarantus is restricted from sale for six months from acquisition pursuant to Security and Exchange Commission Rule 144. Accordingly, the stock is valued at the closing price reported on the active market on which the security is traded less a discount for the restrictions. This valuation methodology is considered to be using Level 2 inputs. The total value of Amarantus common stock at December 31, 2014 is $2,466,000. The Company did not own Amarantus stock at December 31, 2014. The unrealized loss for the three months ended December 31, 2014 was $534,000, net of income taxes, and was reported as a component of comprehensive income.

The Company issued notes payable that contained conversion features which were accounted for separately as derivative liabilities and measured at fair value on a recurring basis. Changes in fair value are charged to other income (expenses) as appropriate. The fair value of the derivate liabilities was determined based on Level 2 inputs utilizing observable quoted prices for similar instruments in active markets and observable quoted prices for identical or similar instruments in markets that are not very active. Derivative liabilities totaled $165,072 and $5,164 as of December 31, 2014 and September 30, 2014, respectively. See Note 6 – Notes Payable – Convertible Promissory Notes for additional information.

Recent Pronouncements:

Management does not believe that any of the recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. The following table summarizes the components of the income (loss) per common share calculation:

	Three Months Ended December 31,
	2014	2013
Income (Loss) Per Common Share - Basic:
Net income (loss) available to common stockholders	$2,394,800	$(65,334)
Weighted-average common shares outstanding	152,634,745	124,645,668
Basic income (loss) per share	$0.02	$(0.00)

Income (Loss) Per Common Share - Diluted:
Net income (loss) available to common stockholders	$2,394,800	$(65,334)

Weighted-average common shares outstanding	152,634,745	124,645,668
Convertible preferred stock	16,365,000	—
Weighted-average common shares outstanding and common share equivalents	168,999,745	124,645,668

Diluted income (loss) per share	$0.01	$(0.00)

The following securities have been excluded from the calculation of net loss per share for the quarter ended December 31, 2013, as their effect would be anti-dilutive:

Options	5,542,688
Warrants	4,431,167
Convertible preferred stock	17,700,000
Convertible debentures	20,542,369

The following securities have been excluded from the diluted per share calculation for the quarter ended December 31, 2014 because the exercise price was greater than the average market price of the common shares:

Options	5,542,688
Warrants	3,561,667

NOTE 4 – SALE OF ASSET

On November 7, 2014, the Company entered into a Sale Agreement with Amarantus, Clark Corporate Law Group LLP ("CCLG") and Gordon & Rees, LLP (“Gordon & Rees”). Under the Sale Agreement, the Company agreed to sell to Amarantus all of its rights and claims in the litigation currently pending in the United States District Court for the District of New Jersey against Lonza Walkersville and Lonza America, Inc. These include all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company has agreed to sell its PermaDerm® trademark and related intellectual property rights associated with it. The purchase price to be paid by Amarantus was of: (i) $3,500,000 in cash, and (ii) shares of common stock in Amarantus having a value of $3,000,000. A portion of the cash purchase price is allocated to repay debt. On January 30, 2015, the agreement was amended whereby the cash portion of the purchase price was increased by $100,000 to $3,600,000 and the final payment was extended to February 20, 2015. The final payment of $2,500,000 was not paid on February 20, 2015.

The cash portion of the sale price will be paid as follows:

1.	$300,000 to the Company and $200,000 to CCLG at closing.
2.	$150,000 to the Company and $100,000 to CCLG on or before December 31, 2014.
3.	$75,000 to the Company and $25,000 to CCLG on January 31, 2015.
4.	$250,000 to the Company on February 10, 2015.
5.	$2,300,000 to the Company and $200,000 to CCLG on February 20, 2014

Since Amarantus did not adhere to the original and amended agreement, the Company did not record the final installment due of $2,500,000 as income.

The payments to CCLG, when completed, will satisfy in full the obligations owed to CCLG under its secured promissory note. The $3,000,000 in Amarantus common stock was satisfied by the issuance of 37,500,000 shares of Amarantus common stock from Amarantus to the Company. In addition to the sale price, Amarantus paid Gordon & Rees $450,000 at closing. The payment to Gordon & Rees was to satisfy in full all contingent litigation fees and costs owed to Gordon & Rees in connection with the Lonza Litigation.

As a result of the Sale Agreement, the Company determined that it is no longer liable for accounts payable to Lonza in the amount of $973,374. The amount has been written-off and is included in operating expenses.

In addition, the Company granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by the Company. Amarantus can exercise this option at a cost of $10,000,000 plus a royalty of 5% on gross revenues in excess of $150 million.

NOTE 5 - INTANGIBLE ASSETS

As discussed in Note 1, the Company paid $3,000.000 to Lonza in 2010 to purchase an exclusive know-how license and assistance in gaining FDA approval. The $3,000,000 payment was recorded as an intangible asset. Due to ongoing disputes and pending any settlement of the lawsuit, the Company subsequently determined that the value of the intangible asset and related intellectual property had been fully impaired. As a result, the Company wrote down the value of the intangible asset to $0 during the year ended September 30, 2013.

The Company paid $7,500 in August 2010 and $10,000 in November 2014 to obtain the rights to the trademarks PermaDerm® and TempaDerm® from KJR-10 Corp.

As discussed in Note 4, the Company sold all its intangible assets on November 7, 2014. At September 30, 2014, intangible assets totaled $7,500.

NOTE 6 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both December 31, 2014 and September 30, 2014, the loan payable totaled $10,000.

Loans Payable - Related Parties:

In October 2011, Craig Eagle, a director of the Company, made advances to the Company. The loan does not bear interest and is due on demand. At both December 31, 2014 and September 30, 2014, the loan balance was $38,221.

During the year ended September 31, 2014, Randall McCoy, the Company’s Chief Executive Officer, made advances to the Company. The loans do not bear interest and are due on demand. At December 31, 2014 and September 30, 2014, the loan balance was $3,500 and $8,500, respectively.

John Weber, the Company’s Chief Financial Officer, has made advances to the Company. The loans do not bear interest and are due on demand. At December 31, 2014 and September 30, 2014, the loan balance was $141,430 and $122,100, respectively.

In March through September 2014, the Company received other advances totaling $35,696. The loans do not bear interest and are due on demand. At December 31, 2014 and September 30, 2014 the loan balances were $29,956 and $36,996, respectively.

At December 31.2014 and September 30, 2014, loans payable - related parties totaled $213,107 and $205,817, respectively.

NOTE 7 - NOTES PAYABLE

Insurance Financing Note:

In September 2014, the Company financed certain insurance premiums totaling $51,613. The note requires an initial down payment of $10,322 and is payable over a nine-month term with interest at 6.45%. At December 31, 2014 and September 30, 2014, the balance owed under the note was $24,774 and $51,613, respectively.

Bridge Financing:

On December 21, 2011, the Company issued a $150,000 promissory note (“Note 2”) to an individual. Note 2 bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% will be charged on any late payments. Note 2 was not paid at the maturity date and the Company is incurring additional interest described above. At both December 31, 2014 and September 30, 2014, the Note 2 balance was $175,000.

In May 2013, the Company issued a convertible promissory note (“Note 29”) totaling $25,000 to an individual. Note 29 bore interest at the rate of 8% per annum and was due in November 2013. Note 29 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. The Company did not record a discount for the conversion feature as the conversion price was greater than the price of the common stock on the issuance date. At maturity, the principal and interest were scheduled to convert to 520,055 shares of common stock but the individual waived the conversion of the principal and accrued interest. At both December 31, 2014 and September 30, 2014, the Note 29 balance was $25,000.

In August 2013, the Company issued convertible promissory notes (“Note 35-36”) totaling $250,000 to two individuals. The notes bear interest at the rate of 8% per annum and are due in August 2014. The principal and accrued interest thereon are convertible into shares of common stock at the rate of $0.03 per share and automatically convert on the maturity dates unless paid sooner by the Company. The Company did not record discounts for the conversion features as the conversion prices were greater than the prices of the common stock on the issuance dates. At maturity, the principal and interest were scheduled to automatically convert into 4,500,000 shares of common stock but the individuals waived the conversion of the principal and accrued interest. In November 2014 the Company repaid $25,000 of principal on each note. At December 31, 2014 and September 30, 2014, the Notes 35-36 balances were $225,000 and 250,000, respectively.

Convertible Promissory Note:

In October 2012, the Company issued a promissory note to a financial institution (the “Lender”) to borrow up to a maximum of $225,000. The note bears interest so that the Company would repay a maximum of $250,000 at maturity, which correlated to an effective rate of 10.59%. From inception until February 2014, the Company received $175,000. Material terms of the note include the following:

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

In October 2014, the remaining balance due on these notes of $9,592 plus accrued interest of $1,499 was converted into 7,920,291 shares of the Company’s common stock.

The conversion feature contained in the promissory note is considered to be an embedded derivative. The Company bifurcated the conversion feature and recorded a derivative liability on the consolidated balance sheet. The Company recorded the derivative liability equal to its estimated fair value. Such amount was also recorded as a discount to the convertible promissory note and is being amortized to interest expense using the effective interest method. For the three month ended December 31, 2014 and 2013, amortization of the debt discount amounted to $7,675 and $15,855, respectively. At December 31, 2014 and September 30, 2014, the unamortized discount is $-0- and $7,675, respectively.

The Company is required to mark-to-market the derivative liability at the end of each reporting period. For the three months ended December 31, 2014 and 2013, the Company recorded a gain on the change in fair value of the conversion option of $5,163 and $48,992, respectively and as of December 31, 2014 and September 30, 2014 the fair value of the conversion option was $-0- and $5,163, respectively.

In May 2013, the Company issued a convertible promissory note totaling $293,700 to CCLG in lieu of amounts payable. The note bears interest at the rate of 12% per annum and was originally due November 21, 2013. The maturity date of the note was extended to August 31, 2014.   The note is secured by all of the assets of the Company. The note and accrued interest are convertible into shares of common stock at a conversion rate of the lower of $0.04 per share or 80% of the average of the lowest three trading prices in the 20 trading days previous to the conversion but the number of shares that can be issued is limited as defined in the note agreement. In addition, the Company issued a five-year warrant to purchase an additional 50,000 shares of common stock at a per share exercise price of the lower of $0.04 per share or 80% of the average of the lowest three trading prices in the 20 trading days previous to the conversion. The note was not paid at the maturity date but no action was taken by CCLG. For the period from October 1, 2014 through January 13, 2015, the Company paid $200,000 of principal and accrued interest.

The conversion features contained in the promissory note and the warrant are considered to be embedded derivatives. The Company bifurcated the conversion features and recorded derivative liabilities on the consolidated balance sheet. The Company recorded the derivative liabilities equal to their estimated fair value. Such amount was also recorded as a discount to the convertible promissory note and was amortized to interest expense using the effective interest method. For the three months ended December 31, 2014 and 2013, amortization of the debt discount amounted to $-0- and $64,104, respectively. The debt discount was fully amortized as of September 30, 2014.

The Company is required to mark-to-market the derivative liabilities at the end of each reporting period. For the three months ended December 31, 2014 and 2013, the Company recorded a gain (loss) on the change in fair value of the conversion option of $(533,393) and $146,807 respectively, and as of December 31, 2014 and September 30, 2013, the fair value of the conversion option was $165,072 and $-0-, respectively.

At December 31, 2014 and September 30, 2014, the balance of the convertible note was $184,648 and $293,700, respectively.

NOTE 8 - INCOME TAXES

The Company did not incur current tax expense for both the three months ended December 31, 2014 and 2013. The provision for income taxes of $1,965,700 for the three months ended December 31, 2014 represents deferred taxes. There was no provision for the three months ended December 31, 2014.

At December 31, 2014, the Company had available approximately $6.3 million of net operating loss carry forwards which expire in the years 2028 through 2033.

Significant components of the Company’s deferred tax assets at December 31, 2014 and September 30, 2014 are as follows:

	December	September
Net operating loss carry forwards	$1,931,056	$2,850,535
Unrealized capital loss on available for sale securities	213,600	—
Intangible assets	—	1,200,000
Stock based compensation	355,265	355,265
Accrued expenses	539,911	539,912
Total deferred tax assets	3,039,832	4,945,712
Valuation allowance	(2,176,532)	(2,116,712)
Net deferred tax assets	$863,300	$2,829,000

Due to the uncertainty of their realization, a valuation allowance has been established for a portion of the income tax benefit for these deferred tax assets.

At both December 31, 2014 and September 30, 2014, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2014 and 2013, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

NOTE 9 - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

Series A Preferred pays a dividend of 8% per annum on the stated value and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has an initial stated value of $1 and was convertible into shares of the Company’s common stock at the rate of 10 for 1.

The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $17,845 and $17,845 for the three months December 30, 2014 and 2013, respectively. At December 31, 2014 and September 30, 2014, dividends payable total $269,087 and $251,242, respectively, and are included in accrued expenses.

At both December 31, 2014 and September 30, 2014, 885,000 shares of Series A Preferred were outstanding.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At December 31, 2014, no shares of Series B Preferred are outstanding.

Common Stock Issuances:

In October 2014, the Company issued 7,920,291 shares of its common stock for the conversion of principal and accreted interest owed to the Lender.

Stock-Based Compensation:

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505, “ Equity ”. Costs are measured at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505.

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

Stock based compensation amounted to $-0- and $27,556 for the three months ended December 31, 2014 and 2013, respectively, and is included in general and administrative expenses.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company’s principal executive offices are located in Little Falls, New Jersey. The headquarters is located in the offices of McCoy Enterprises LLC, an entity controlled by Mr. McCoy. The office is attached to his residence but has its own entrances, restroom and kitchen facilities.

The Company also maintains an office in Pennington, New Jersey, which is the materials and testing laboratory. An employee of the Company is an owner of Materials Testing Laboratory.

No rent is charged for either premise.

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing.

On January 15, 2015, the Company issued a stock option agreement with an Officer of the Company. The agreement grants the Officer an option to purchase 10 million shares of common stock at $0.02 per share. The agreement expires on January 15, 2019.

As discussed in Note 4 – Sale of Asset, Amarantus did not make its scheduled $2.5 million payment that was due on February 20, 2015.

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

On January 30, 2015, the Agreement was amended whereby the cash portion of the purchase price was increased by $100,000 to $3,600,000 and the final payment was extended to February 20, 2015. In accordance with the amended agreement, the cash portion of the sales price is to be paid as follows:

At Closing:

$300,000 to Regenicin, Inc.

$200,000 to CCLG

On or before December 31, 2014:

$150,000 to Regenicin, Inc.

$100,000 to CCLG

On January 31, 2015:

$75,000 to Regenicin, Inc.

$25,000 to CCLG

On February 10, 2015:

$250,000 to Regenicin, Inc.

On February 20, 2015:

$2,300,000 to Regenicin, Inc.

$200,000 to CCLG

The February 20th payment was not made by Amarantus

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

Results  of Operations for the Three Months Ended December 31, 2014 and 2013

We generated no revenues from September 6, 2007 (date of inception) to December 31, 2014. We do not expect to generate revenues until we are able to obtain FDA approval of cell therapy and biotechnology products and thereafter successfully market and sell those products.

We incurred operating expenses of ($833,088) for the three months ended December 31, 2014, compared with operating expenses of $199,270 for the three months ended December 31, 2013. General and administrative expenses and the write-off of accounts payable - Lonza accounted for all of our operating expenses for the three months ended December 31, 2014. General and administrative expenses including stock based compensation accounted for all of our operating expenses for the three months ended December 31, 2013.

Net other income was $3,545,257 for the three months ended December 31, 2014, as compared to net other income $151,781 for the three months ended December 31, 2013. Other income and expenses for the three months ended December 31, 2014 consisted of interest expenses of $30,944, a loss on derivative liabilities of $528,230, and a gain on sale of assets of $4,104,431. Other income and expenses for the same period ended 2013 consisted of interest expenses of $43,948 and a gain on derivative liabilities of $195,729.

After provision for income taxes of $1,965,700 and preferred stock dividends of $17,845, we recorded net income of $2,394,800 for the three months ended December 31, 2014. By comparison, we recorded a net loss of $65,334 for the same period last year.

Our net income for the quarter ended December 31, 2014 was primarily the result of gains recorded as a result of our sale of intellectual property rights to Amarantus.

Liquidity  and Capital Resources

As of December 31, 2014, we had cash of $273,716 and total current assets of $4,114,577. As of December 31, 2014, we had current liabilities of $3,391,058. We had working capital of $723,519.

Operating activities used $213,175 in cash for the three months ended December 31, 2014. The increase in cash was to due to the sale of the rights and claims under the Lonza ligation to Amarantus.

Investing activities provided a net $640,000 from the sale of assets to Amarantus. Financing activities used $153,601, primarily as a result of repayments of certain loans and notes.

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

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

Going  Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred operating losses from inception, expect to incur further losses in the development of our business, and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On January 30, 2015, the Agreement was amended whereby the cash portion of the purchase price was increased by $100,000 to $3,600,000 and the final payment was extended to February 20, 2015. In accordance with the amended agreement, the cash portion of the sales price is to be paid as follows:

At Closing:

$300,000 to Regenicin, Inc.

$200,000 to CCLG

On or before December 31, 2014:

$150,000 to Regenicin, Inc.

$100,000 to CCLG

On January 31, 2015:

$75,000 to Regenicin, Inc.

$25,000 to CCLG

On February 10, 2015:

$250,000 to Regenicin, Inc.

On February 20, 2015:

$2,300,000 to Regenicin, Inc.

$200,000 to CCLG

The February 20th payment was not made by Amarantus.

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

For the three months ended December 31, 2014, we issued 7,920,291 shares of common stock for the conversion of principal issued under our bridge financing and accrued interest.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith
12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	February 23, 2015

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

