Form 10-Q
period 2015-03-31
Regenicin, Inc.
filed 2015-05-20
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 143,377,001 as of May 11, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2015 and September 30, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended March 31, 2015 and 2014 (unaudited);
F-3	Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended March 31, 2015 and 2014 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2014 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

 REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2015	2014
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$2,123,382	$492
Prepaid expenses and other current assets	101,956	49,462
Common stock of Amrantus Corporation	1,500,000	—
Deferred income taxes	—	2,829,000
Total current assets	3,725,338	2,878,954
Intangible assets	—	7,500
Total assets	$3,725,338	$2,886,454
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$368,116	$1,393,605
Accrued expenses	1,717,383	1,991,332
Note payable - insurance financing	12,387	51,613
Bridge financing	175,000	450,000
Convertible promissory notes (net of discount of $-0- and $20,645)	—	295,617
Loan payable	10,000	10,000
Loans payable - related parties	209,607	205,817
Derivative liabilities	—	5,164
Total current and total liabilities	2,492,493	4,403,148
CONTINGENCY
STOCKHOLDERS' EQUITY (DEFICIENCY)
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,030,746 and 139,598,152 issued, respectively; 152,602,386 and 135,169,792 outstanding, respectively	157,033	139,601
Common stock to be issued; 880,664 and 10,367,094 shares	43,942	402,040
Additional paid-in capital	9,780,012	8,897,799
Accumulated deficit	(7,244,599)	(10,952,591)
Accumulated other comprehensive loss	(1,500,000)	—
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' equity (deficiency)	1,232,845	(1,516,694)
Total liabilities and stockholders' equity (deficiency)	$3,725,338	$2,886,454

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—
Operating expenses
Research and development	33,400	—	33,400	—
General and administrative	406,817	459,944	266,531	288,230
Stock based compensation - general and administrative	32,365	27,556	32,365	—
Reversal of accounts payable - Lonza	(973,374)	—	—	—
Total operating expenses	(500,792)	487,500	332,296	288,230
Income (loss) from operations	500,792	(487,500)	(332,296)	(288,230)
Other income (expenses)
Interest expense, including amortization of debt discounts and beneficial conversion features	(40,001)	(129,981)	(9,057)	(86,033)
Gain on sale of assets	6,604,431	—	2,500,000	—
Gain (loss) on derivative liabilities	(528,230)	226,724	—	30,995
Total other income (expenses)	6,036,200	96,743	2,490,943	(55,038)
Income (loss) before income tax	6,536,992	(390,757)	2,158,647	(343,268)
Income tax	2,829,000	—	863,300	—
Net income (loss)	3,707,992	(390,757)	1,295,347	(343,268)
Preferred stock dividends	(35,303)	(35,303)	(17,458)	(17,458)
Net income (loss) attributable to common stockholders	$3,672,689	$(426,060)	$1,277,889	$(360,726)
Income (loss) per share:
Basic	$0.02	$(0.00)	$0.01	$(0.00)
Diluted	$0.02	$(0.00)	$0.01	$(0.00)
Weighted average number of shares outstanding
Basic	153,041,442	127,893,418	153,457,176	131,213,492
Diluted	161,891,442	127,893,418	162,307,176	131,213,492

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
Net income (loss)	$3,707,992	$(390,757)	$1,295,347	$(343,268)
Other comprehensive income
Change in unrealized loss on available-for-sale securities, net of
income taxes	(1,500,000)	—	(1,500,000)	—
Comprehensive income (loss)	$2,207,992	$(390,757)	$(204,653)	$(343,268)

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,707,992	$(390,757)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	2,829,000	—
Amortization of debt discounts	7,675	117,386
Accrued interest on notes and loans payable	(11,477)	34,452
Amortization of beneficial conversion features	—	32,511
Original interest discount on convertible note payable	—	6,799
Stock based compensation - G&A	32,365	27,556
(Gain) loss on derivative liabilities	528,230	(226,724)
Gain on sale of assets	(6,604,431)	—
Reversal of accounts payable	(973,374)	—
Other gain related to derivative liabilities	—	(63,095)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(52,494)	36,182
Accounts payable	(372,365)	119,507
Accrued expenses	(247,795)	187,358
Net cash used in operating activities	(1,156,674)	(118,825)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	3,600,000	—
Purchase of intangible assets	(10,000)	—
Net cash provided by financing activities	3,590,000	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	—	100,000
Proceeds from loans from related parties	23,330	33,500
Repayments of notes payable	(275,000)	—
Repayments of loans from related party	(19,540)	—
Repayments of notes payable - insurance financing	(39,226)	(34,576)
Proceeds from the sale of common stock	—	640
Net cash (used ) provided by financing activities	(310,436)	99,564
NET INCREASE (DECREASE) IN CASH	2,122,890	(19,261)
CASH - BEGINNING OF PERIOD	492	22,500
CASH - END OF PERIOD	$2,123,382	$3,239
Supplemental disclosures of cash flow information:
Cash paid for interest	$85,344	$2,813
Cash paid for income taxes	$—	$—
Non-cash activities:
Sale of assets	$6,600,000	$—
Common Stock of Amarantus received	(3,000,000)	—
Cash received	$3,600,000	$—
Preferred stock dividends	$35,303	$35,303
Shares issued/to be issued in connection with conversion of debt and accrued interest	$348,586	$166,020
Beneficial conversion feature and warrant value on bridge financing	$—	$75,000
Derivative liabilities reclassified to additional paid-in capital	$533,394	$62,068
Common stock issued for accrued expenses	$—	$35,851

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

On November 7, 2014, the Company entered into an Asset Sale Agreement (the “Sale Agreement”) with Amarantus Bioscience Holdings, Inc., (“Amarantus”). Under the Sale Agreement, the Company agreed to sell to Amarantus all of its rights and claims in the litigation currently pending in the United States District Court for the District of New Jersey against Lonza Walkersville and Lonza America, Inc. (the “Lonza Litigation”). This includes all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company agreed to sell the PermaDerm® trademark and related intellectual property rights associated with it. The purchase price paid by Amarantus was: (i) $3,600,000 in cash, and (ii) shares of common stock in Amarantus having a value of $3,000,000. See Note 4 for a further discussion.

The Company intends to use the net proceeds of the transaction to fund development of cultured cell technology and to pursue approval of the products through the U.S. Food and Drug Administration. We have been developing our own unique cultured skin substitute since we received Lonza’s termination notice.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014, as filed with the Securities and Exchange Commission.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Although the Company has received cash flows from the Sale Agreement, it does not have a source of revenue and is incurring routine expenses. The Company expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include continuing to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Financial Instruments and Fair Value Measurement:

The Company measures fair value of its financial assets on a three-tier value hierarchy, which prioritizes the inputs, used in the valuation methodologies in measuring fair value:

•	Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of March 31, 2015 and September 30, 2014 due to their short-term nature.

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

The common stock of Amarantus is restricted from sale for six months from acquisition pursuant to Security and Exchange Commission Rule 144. Accordingly, the stock is valued at the closing price reported on the active market on which the security is traded less a discount for the restrictions. This valuation methodology is considered to be using Level 2 inputs. The total value of Amarantus common stock at March 31, 2015 is $1,500,000. The unrealized loss for the six months ended March 31, 2015 was $1,500,000 net of income taxes, and was reported as a component of comprehensive income.

The Company issued notes payable that contained conversion features which were accounted for separately as derivative liabilities and measured at fair value on a recurring basis. Changes in fair value are charged to other income (expenses) as appropriate. The fair value of the derivate liabilities was determined based on Level 2 inputs utilizing observable quoted prices for similar instruments in active markets and observable quoted prices for identical or similar instruments in markets that are not very active. Derivative liabilities totaled $-0- and $5,164 as of March 31, 2015 and September 30, 2014, respectively. See Note 6 - Notes Payable - Convertible Promissory Notes for additional information.

Recent Pronouncements:

Management does not believe that any of the recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - INCOME (LOSS) PER SHARE

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

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Income (Loss) Per Common Share - Basic:
Net income (loss) available to common stockholders	$3,672,689	$(426,060)	$1,277,889	$(360,726)
Weighted-average common shares outstanding	153,041,442	127,893,418	153,457,176	131,213,492
Basic income (loss) per share	$0.02	$(0.00)	$0.01	$(0.00)
Income (Loss) Per Common Share - Diluted:
Net income (loss) available to common stockholders	$3,672,689	$(426,060)	$1,277,889	$(360,726)
Weighted-average common shares outstanding	153,041,442	127,893,418	153,457,176	131,213,492
Convertible preferred stock	8,850,000	—	8,850,000	—
Weighted-average common shares outstanding and common share equivalents	161,891,442	127,893,418	162,307,176	131,213,492
Diluted income (loss) per share	$0.02	$(0.00)	$0.01	$(0.00)

The following securities have been excluded from the diluted per share calculation for the six and three months ended March 31, 2015 because the exercise price was greater than the average market price of the common shares:

Options	15,542,688
Warrants	3,061,667

The following securities have been excluded from the calculation of net loss per share for the six and three months ended March 31, 2014, as their effect would be anti-dilutive:

Options	5,542,688
Warrants	4,111,167
Convertible preferred stock	17,700,000
Convertible debentures	30,022,775

NOTE 4 - SALE OF ASSET

On November 7, 2014, the Company entered into a Sale Agreement with Amarantus, Clark Corporate Law Group LLP ("CCLG") and Gordon & Rees, LLP (“Gordon & Rees”). Under the Sale Agreement, the Company agreed to sell to Amarantus all of its rights and claims in the litigation currently pending in the United States District Court for the District of New Jersey against Lonza Walkersville and Lonza America, Inc. These include all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company has agreed to sell its PermaDerm® trademark and related intellectual property rights associated with it. The purchase price to be paid by Amarantus was of: (i) $3,500,000 in cash, and (ii) shares of common stock in Amarantus having a value of $3,000,000. A portion of the cash purchase price is allocated to repay debt. On January 30, 2015, the agreement was amended whereby the cash portion of the purchase price was increased by $100,000 to $3,600,000 and the final payment was extended to February 20, 2015. The final payment of $2,500,000 was made on February 24, 2015.

The cash portion of the sale price was paid as follows:

1.	$300,000 to the Company and $200,000 to CCLG at closing.
2.	$150,000 to the Company and $100,000 to CCLG on or before December 31, 2014.
3.	$75,000 to the Company and $25,000 to CCLG on January 31, 2015.
4.	$250,000 to the Company on February 10, 2015.
5.	$2,300,000 to the Company and $200,000 to CCLG on February 20, 2014

The payments to CCLG, satisfied in full the obligations owed to CCLG under its secured promissory note. The $3,000,000 in Amarantus common stock was satisfied by the issuance of 37,500,000 shares of Amarantus common stock from Amarantus to the Company. In addition to the sale price, Amarantus paid Gordon & Rees $450,000 at closing. The payment to Gordon & Rees was to satisfy in full all contingent litigation fees and costs owed to Gordon & Rees in connection with the Lonza Litigation.

The Company recorded a gain on sale of $6,604,431 for the six months ended March 31, 2015 with $2,500,000 of the gain recognized in the three months ended March 31, 2015. In addition, as a result of the Sale Agreement, the Company determined that it is no longer liable for accounts payable to Lonza in the amount of $973,374. The amount has been written-off and is included in operating expenses.

The Company also granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by the Company. Amarantus can exercise this option at a cost of $10,000,000 plus a royalty of 5% on gross revenues in excess of $150 million.

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

NOTE 6 - LOANS – RELATED PARTIES

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both March 31, 2015 and September 30, 2014, the loan payable totaled $10,000.

Loans Payable - Related Parties:

In October 2011, Craig Eagle, a director of the Company, made advances to the Company. The loan bears interest at 5% and is due on demand. At both December 31, 2014 and September 30, 2014, the loan balance was $38,221.

John Weber, the Company’s Chief Financial Officer, has made advances to the Company. The loan bears interest at 5% and is due on demand. At March 31, 2015 and September 30, 2014, the loan balance was $141,430 and $122,100, respectively.

In March through September 2014, the Company received other advances from related parties totaling $35,696. The loan bears interest at 5% and is due on demand. At March 31, 2015 and September 30, 2014 the loan balances were $29,956 and $45,496, respectively.

At March 31, 2015 and September 30, 2014, loans payable - related parties totaled $209,607 and $205,817, respectively.

NOTE 7 - NOTES PAYABLE

Insurance Financing Note:

In September 2014, the Company financed certain insurance premiums totaling $51,613. The note requires an initial down payment of $10,322 and is payable over a nine-month term with interest at 6.45%. At March 31, 2015 and September 30, 2014, the balance owed under the note was $12,387 and $51,613, respectively.

Bridge Financing:

On December 21, 2011, the Company issued a $150,000 promissory note (“Note 2”) to an individual. Note 2 bears interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% will be charged on any late payments. Note 2 was not paid at the maturity date and the Company is incurring additional interest described above. At both March 31, 2015 and September 30, 2014, the Note 2 balance was $175,000.

In May 2013, the Company issued a convertible promissory note (“Note 29”) totaling $25,000 to an individual. Note 29 bore interest at the rate of 8% per annum and was due in November 2013. Note 29 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. The Company did not record a discount for the conversion feature as the conversion price was greater than the price of the common stock on the issuance date. At maturity, the principal and interest were scheduled to convert to 520,055 shares of common stock but the individual waived the conversion of the principal and accrued interest. At September 30, 2014 the Note 29 balance was $25,000. In February 2015 the loan was repaid full.

In August 2013, the Company issued convertible promissory notes (“Note 35-36”) totaling $250,000 to two individuals. The notes bore interest at the rate of 8% per annum and were due in August 2014. The principal and accrued interest thereon were convertible into shares of common stock at the rate of $0.03 per share and automatically convert on the maturity dates unless paid sooner by the Company. The Company did not record discounts for the conversion features as the conversion prices were greater than the prices of the common stock on the issuance dates. At maturity, the principal and interest were scheduled to automatically convert into 4,500,000 shares of common stock but the individuals waived the conversion of the principal and accrued interest. In November 2014 the Company repaid $25,000 of principal on each note. At September 30, 2014, the balance of Notes 35-36 was $250,000. In February 2015 the remaining $225,000 of principal was repaid.

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

The conversion feature contained in the promissory note is considered to be an embedded derivative. The Company bifurcated the conversion feature and recorded a derivative liability on the consolidated balance sheet. The Company recorded the derivative liability equal to its estimated fair value. Such amount was also recorded as a discount to the convertible promissory note and is being amortized to interest expense using the effective interest method. For the six months ended March 31, 2015 and 2014, amortization of the debt discount amounted to $7,675 and $34,748, respectively. At March 31, 2015 and September 30, 2014, the unamortized discount was $0 and $7,675, respectively.

The Company is required to mark-to-market the derivative liability at the end of each reporting period. For the six and three months ended March 31, 2015, the Company recorded a gain on the change in fair value of the conversion option of $5,163 and $-0-, respectively. For the six and three months ended March 31, 2014, the Company recorded a gain on the change in fair value of the conversion option of $75,174 and $26,252, respectively. As of March 31, 2015 and September 30, 2014 the fair value of the conversion option was $0 and $5,164, respectively.

In May 2013, the Company issued a convertible promissory note totaling $293,700 to CCLG in lieu of amounts payable. The note bears interest at the rate of 12% per annum and was originally due November 21, 2013. The maturity date of the note was extended to August 31, 2014. The note is secured by all of the assets of the Company. The note and accrued interest are convertible into shares of common stock at a conversion rate of the lower of $0.04 per share or 80% of the average of the lowest three trading prices in the 20 trading days previous to the conversion but the number of shares that can be issued is limited as defined in the note agreement. In addition, the Company issued a five-year warrant to purchase an additional 50,000 shares of common stock at a per share exercise price of the lower of $0.04 per share or 80% of the average of the lowest three trading prices in the 20 trading days previous to the conversion. The note was not paid at the maturity date but no action was taken by CCLG. During the period from October 1, 2014 through February 25, 2015, the Company repaid the total amount outstanding.

The conversion features contained in the promissory note and the warrant were considered to be embedded derivatives. The Company bifurcated the conversion features and recorded derivative liabilities on the consolidated balance sheet. The Company recorded the derivative liabilities equal to their estimated fair value. Such amount was also recorded as a discount to the convertible promissory note and was amortized to interest expense using the effective interest method. For the six months ended March 31, 2014, amortization of the debt discount amounted to $82,638. The debt discount was fully amortized as of September 30, 2014.

The Company is required to mark-to-market the derivative liabilities at the end of each reporting period. For the six and three months ended March 31, 2015, the Company recorded a gain (loss) on the change in fair value of the conversion option of $(363,158) and $165,072, respectively. For the six and three months ended March 31, 2014, the Company recorded a gain on the change in fair value of the conversion option of $151,550 and $87,446, respectively. As of March 31, 2015 and September 30, 2014, the fair value of the conversion option was $-0- and $5,164, respectively.

At March 31, 2015 and September 30, 2014, the balance of the convertible note was $-0- and $293,700, respectively.

NOTE 8 - INCOME TAXES

The Company did not incur current tax expense for both the six months ended March 31, 2015 and 2014. The provision for income taxes of $2,829,000 for the six months ended March 31, 2015 represents deferred taxes. There was no provision for the six months ended March 31, 2014.

At March 31, 2015, the Company had available approximately $3 million of net operating loss carry forwards which expire in the years 2028 through 2033.

Significant components of the Company’s deferred tax assets at March 31, 2015 and September 30, 2014 are as follows:

	March 31, 2015	September 30, 2014
Net operating loss carry forwards	$1,779,045	$2,850,535
Unrealized capital loss on available for sale securities	—
Intangible assets	600,000	1,200,000
Stock based compensation	355,265	355,265
Accrued expenses	450,456	539,912
Total deferred tax assets	3,184,766	4,945,712
Valuation allowance	(3,184,766)	(2,116,712)
Net deferred tax assets	$—	$2,829,000

Due to the uncertainty of their realization, a valuation allowance has been established for a portion of the income tax benefit for these deferred tax assets.

At both March 31, 2015 and September 30, 2014, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2015 and 2014, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $35,303 and $17,458 for both the six and three months March 31, 2015, and 2014 respectively. At March 31, 2015 and September 30, 2014, dividends payable total $286,545 and $251,242, respectively, and are included in accrued expenses.

At both March 31, 2015 and September 30, 2014, 885,000 shares of Series A Preferred were outstanding.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At March 31, 2015, no shares of Series B Preferred are outstanding.

Common Stock Issuances:

In October 2014, the Company issued 7,920,291 shares of its common stock for the conversion of principal and accreted interest owed to the Lender. $7,920 was credited to common stock and $3,171 to additional paid in capital.

On March 31, 2015, the Company issued 9,486,430 shares of its common stock that had previously been classified as common stock to be issued upon conversion of principal and accrued interest owed to a lender. $9,512 was credited to common stock and $348,586 was credited to additional paid in capital.

Stock-Based Compensation:

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505, “Equity ”. Costs are measured at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505.

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

On January 15, 2015, the Company entered into a stock option agreement with an officer of the Company. The agreement grants the Officer an option to purchase 10 million shares of common stock at $0.02 per share. The agreement expires on January 15, 2019. The options were valued utilizing the Black-Scholes option pricing model with the following assumptions: exercise price: $0.02; expected volatility: 22.16%; risk-free rate: .75%; expected term: 3 years. The grant date fair value was $0.02 and the options vest immediately.

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

Stock based compensation amounted to $32,365 for both the six and three months ended March 31, 2015, respectively and $27,556 and $0 for the six and three months ended March 31, 2014, respectively. Stock based compensation is included in general and administrative expenses.

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

Overview

In September 2010, Regenicin purchased a worldwide know-how license from our exclusive manufacturing partner, Swiss pharmaceutical company Lonza Group LTD. After being unable to reconcile differences, in September of 2013, we filed a lawsuit against Lonza for breach of contract and other related claims (“Lonza Litigation”).

In November 2014, the Company entered into an Asset Purchase Agreement with Amarantus Bioscience Holdings, Inc. (“Amarantus”) to sell all of our rights title and interest to the Lonza Litigation and the PermaDerm trademark, among other assets, as more particularly described in our 8-K and 8-K/A filings on November 17, 2014 and February 13, 2015. In February 2015, the Asset Purchase Agreement was completed. We valued the agreement at $8.023 million, comprised of cash, Amarantus restricted stock, payment of notes and liabilities and forgiveness of debt. Management believes that this transaction will provide us with adequate funding to continue product development under our current business plan. The proceeds of this agreement greatly enhanced the financial condition of the Company and provides adequate funding to prepare for FDA clinical trials for our new regenerative cell therapy product, NovaDerm™.

Our Business Moving Forward

We intend to continue to develop and seek FDA approval of cell therapy and biotechnology products.

We intend to use some of the proceeds from the Asset Purchase Agreement with Amarantus to develop and commercialize a new cultured skin substitute, NovaDerm™. We began developing this unique cultured skin substitute in 2013 and expect it to be valuable as a biologic in the treatment of burn victims.

We are continuing to work with various manufacturers to secure reliable sources for our closed herd proprietary collagen components. This propriety collagen scaffold, which is the starting structure for our product, is designed to promote cellular growth, adhesion and assembly of multiple types of human cells. As developed, we will initially work to gain FDA commercialization approval for our NovaDerm™ cultured skin product utilizing autologous (patient’s own) cells to produce a multilayered living skin. We expect our cultured skin substitute for the treatment of burns will be available in sufficient quantity for a surgeon to do an initial graft about 4 weeks after we receive the first viable healthy skin tissue from the patient. Realizing that the patient may not be able to be scheduled for an exact grafting day a month in advance, we are making efforts to ensure the cultured skin substitute will have an adequate shelf life to meet the variable needs of the patient.

We are currently in the process of validating our proprietary collagen scaffold to demonstrate safety and ensure a consistent fully FDA cGMP compliant starting material. FDA regulations now require that any animal component being used for medical applications must have traceability and be obtained from closed herd animals. The FDA has stated that “You should derive source animals only from closed herds with documented health screening programs.” You need to supply this information to FDA as part of the application to FDA (e.g., IND). Therefore, it is essential while qualifying our collagen manufacturer that we only accept fully compliant material in the production of NovaDerm™. As noted, we are working to establish a cGMP compliant manufacturer of closed herd collagen.

We are also currently working to qualify a cell therapy manufacturer of NovaDerm™ our cultured skin substitute. It is necessary to establish a long-term commitment with a manufacturer while going through the FDA approval process. It is mandatory to ensure continuous support from the biologic manufacturer during the approval process, clinical trials and ultimately, supply of commercial product after FDA approval. It is important, while going through the approval process of the FDA, to use the same manufacturer to produce clinical trial material and the commercialized product.

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

Clinically speaking, a product designed to treat a life threatening condition must be available for the patient when needed. Our Culture skin substitute is being developed to be ready to apply to the patient when the patient is ready for grafting. Regenicin’s NovaDerm™ Cultured Skin Substitute is being designed to be available within the first month of the patient being admitted. Patients with these serious burn injuries may not be in a condition to be grafted on a predefined schedule made more than a month in advance. Therefore, in order to accommodate the patient’s needs, we are striving to ensure that NovaDerm™ will be designed with a shelf life and manufacturing schedule to ensure it is available whether the patient needs it the first month, or any day after, until the patient’s wound is completely covered and closed.

We intend to work with the FDA for the development of cell therapy products. We are preparing documentation RFD (Request for Designation) for submission to the FDA to determine which part(s) of the agency (Biologics, Devices, Drugs or a combination) will be evaluating NovaDerm™ for product approval. Once we have this designation, we will apply for Orphan Designation for the USA and worldwide orphan designation using our internal expertise. We will submit the request when we have qualified our cell therapy manufacturer. In order to obtain Orphan designation we will work with the Office of Orphan products to demonstrate that NovaDerm™ is safe and the probable benefit of using NovaDerm™ for burns outweighs the risks. There are less than 50,000 patients affected per year in the US with full thickness burns affecting greater than 30 percent of the Total Body Surface Area. (TBSA) We hope to obtain Orphan Designation of NovaDerm™ for burns in 2015.

Having NovaDerm™ approved as an Orphan Product would have significant benefits, including 7 years exclusivity with the FDA, 11 years exclusivity after NovaDerm™ is approved as an Orphan product with the European Union generating revenue from sales of product used during the clinical trials and being able to utilize the data from patients from many different hospitals to gain Commercialization Approval. Orphan approval allows the product to be used to treat people a lot earlier than waiting for extensive clinical trials to gain Biological License Approval. The major difference between Orphan Product Approval and a full Biological License Approval is that the Orphan Product has additional FDA reporting requirements and additional procedural administration steps. Orphan Product patient’s data must be reported to the FDA annually. There is a difference between Orphan Designation and Orphan Product Approval. Orphan Designation qualifies your product to get special assistance from the FDA such as grants, and additional guidance in designing your trials and what the FDA expects you to do to gain Orphan Approval. Orphan designation does not give you the ability to sell the product. Orphan Approval is granted when you have demonstrated that your product is safe and has a probable benefit to a patient affected with the specific indication. Orphan Approval means you can begin selling the product.

We are also assembling our Investigative New Drug (IND) Biologic application for NovaDerm™ utilizing our internal expertise. This will allow us to move the product through the FDA pipeline with minimal expense. As we approach the clinical trials, we may need to obtain additional outside funding. We hope to receive the approval from the FDA to initiate clinical trials in 2016. We intend to apply for Biological License Approval in 2016.

Our second product is anticipated to be TempaDerm®. TempaDerm® uses cells obtained from human donors to develop banks of cryo-preserved (frozen) cells and cultured skin substitute to provide a continuous supply of non-allogenic skin substitutes to treat much smaller wound areas on patients, such as ulcers. This product has applications in the treatment of chronic skin wounds such as diabetic ulcers, decubitus ulcers and venous stasis ulcers. This product is similar to our burn indication product except for the indications and TempaDerm® does not depend totally on autologous cells. In fact, it could be possible to use the excess cultured skin that was originally produced for use on the patient that donated the cells used to grow the skin. TempaDerm® could take this original cultured skin and use it on a patient other than the original donor. TempaDerm® has the possibility of using banked cells, or even frozen cultured skin substitutes, to carry inventory to satisfy unknown needs or large volumes to meet the demands created in large scale disasters.

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

Results of Operations for the Three and Six Months Ended March 31, 2015 and 2014

We generated no revenues from September 6, 2007 (date of inception) to December 31, 2014. We do not expect to generate revenues until we are able to obtain FDA approval of cell therapy and biotechnology products and thereafter successfully market and sell those products.

Our operating expenses for the three months ended March 31, 2015 were $332,296, and consisted of general and administrative expenses $266,531, research and development of $33,400, and stock based compensation of $32,365. We experienced other expenses in the amount of $9,057 for interest expense. In addition, we booked other income in the amount of $2,500,000 representing gain on our sale of assets to Amarantus. We also recorded a $863,300 provision for income taxes and $17,458 for preferred stock dividends. For the three months ended March 31, 2015, our net income attributable to common shareholders was $1,277,889.

By comparison, during the three months ended March 31, 2014, we incurred expenses and a net loss from operations of $288,230. Our expenses consisted entirely of general and administrative expenses. We experienced other expenses in the amount of $86,033 for interest expense and a gain on derivative liabilities of $30,995. We also recorded preferred stock dividends of $17,458. Our net loss attributable to common shareholders for the three months ended March 31, 2014 was $360,726.

Our operating expenses for the six months ended March 31, 2015 consisted of general and administrative expenses $406,817, research and development of $33,400, and stock based compensation of $32,365. In addition, due to the settlement of the Lonza Litigation, we booked a reversal of our account payable to Lonza in the amount of $973,374. As a result, we experienced income from operations of $500,792. We experienced other expenses in the amount of $40,001 for interest expense and a $528,230 loss on derivative liabilities. In addition, we booked other income in the amount of $6,604,431 representing gain on our sale of assets to Amarantus. We also recorded a $2,829,00 provision for income taxes and $35,303 for preferred stock dividends. For the six months ended March 31, 2015, our net income attributable to common shareholders was $3,672,689.

By comparison, during the six months ended March 31, 2014, we incurred expenses and a net loss from operations of $487,500, with expenses consisting of general and administrative expenses of $459,944 and stock based compensation of $27,556. We experienced other expenses in the amount of $129,981 for interest expense and a gain on derivative liabilities of $226,724. We also recorded preferred stock dividends of $35,303. Our net loss attributable to common shareholders for the six months ended March 31, 2014 was $426,060.

Our net income for the three and six months ended March 31, 2015 was primarily the result of gains recorded as a result of our sale of intellectual property rights to Amarantus.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $2,123,382 and total current assets of $3,725,338. As of March 31, 2015, we had current liabilities of $2,492,493. We had working capital of $1,232,845.

Operating activities used a net $1,156,674 in cash for the six months ended March 31, 2015. Investing activities provided a net $3,590,000 primarily due to the sale of assets to Amarantus. Financing activities used $310,436, primarily as a result of repayments of certain loans and notes.

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

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

For the three months ended March 31, 2015, we issued 9,486,430 shares of common stock for the conversion of principal issued under our bridge financing and accrued interest.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith
8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	May 20, 2015

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

Date:	May 20, 2015

By:	/s/ John J. Weber
John J. Weber
Interim Chief Financial Officer and Interim Principal Financial Officer

