Form 10-Q
period 2015-06-30
Regenicin, Inc.
filed 2015-08-14
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 as of July 15, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2015 and September 30, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the nine and three months ended June 30, 2015 and 2014 (unaudited);
F-3	Consolidated Statements of Comprehensive Income (Loss) for the nine and three months ended June 30, 2015 and 2014 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and 2014 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	September 30, 2014
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$1,431,251	$492
Prepaid expenses and other current assets	86,208	49,462
Common stock of Amrantus Corporation	1,562,500	—
Deferred income taxes	—	2,829,000
Total current assets	3,079,959	2,878,954
Intangible assets	—	7,500
Total assets	$3,079,959	$2,886,454

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$379,420	$1,393,605
Accrued expenses	1,295,556	1,740,090
Dividends payable	304,197	251,242
Note payable - insurance financing	—	51,613
Bridge financing	175,000	450,000
Convertible promissory notes (net of discount of $-0- and $20,645)	—	295,617
Loan payable	10,000	10,000
Loans payable - related parties	95,000	205,817
Derivative liabilities	—	5,164
Total current and total liabilities	2,259,173	4,403,148
CONTINGENCY
STOCKHOLDERS' EQUITY (DEFICIENCY)
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized;885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 and 139,598,152 issued, respectively; 153,483,050 and 135,169,792 outstanding, respectively	157,914	139,601
Common stock to be issued; 0 and 10,367,094 shares	—	402,040
Additional paid-in capital	9,805,423	8,897,799
Accumulated deficit	(7,701,508)	(10,952,591)
Accumulated other comprehensive loss	(1,437,500)	—
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' equity (deficiency)	820,786	(1,516,694)
Total liabilities and stockholders' equity (deficiency)	$3,079,959	$2,886,454

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2014	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Revenues	$—	$—	$—	$—

Operating expenses
Research and development	33,400	—	—	—
General and administrative	845,319	548,491	438,502	88,547
Stock based compensation - general and administrative	32,365	27,556	—	—
Reversal of accounts payable - Lonza	(973,374)	—	—	—
Total operating expenses	(62,290)	576,047	438,502	88,547
Income (loss) from operations	62,290	(576,047)	(438,502)	(88,547)

Other income (expenses)
Interest expense, including amortization of debt discounts and beneficial conversion features	(58,408)	(206,535)	(18,407)	(76,554)
Gain on sale of assets	6,604,431	—	—	—
Gain (loss) on derivative liabilities	(528,230)	82,961	—	(143,763)
Total other income (expenses)	6,017,793	(123,574)	(18,407)	(220,317)
Income (loss) before income taxes	6,080,083	(699,621)	(456,909)	(308,864)
Income tax expense	2,829,000	—	—	—
Net income (loss)	3,251,083	(699,621)	(456,909)	(308,864)
Preferred stock dividends	(52,955)	(52,955)	(17,652)	(17,652)
Net income (loss) attributable to common stockholders	$3,198,128	$(752,576)	$(474,561)	$(326,516)
Income (loss) per share Basic	$0.02	$(0.01)	$(0.00)	$(0.00)
Income (loss) per share Diluted	$0.02	$(0.01)	$(0.00)	$(0.00)
Weighted average number of shares outstanding Basic	153,188,645	130,739,786	153,483,049	136,432,523
Weighted average number of shares outstanding Diluted	162,038,645	130,739,786	153,483,049	136,432,523

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2014	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Net income (loss)	$3,251,083	$(699,621)	$(456,909)	$(308,864)
Other comprehensive income:
Change in unrealized loss on available-for-sale securities, net of income taxes	(1,437,500)	—	62,500	—
Comprehensive income (loss)	$1,813,583	$(699,621)	$(394,409)	$(308,864)

See Notes to Consolidated Financial Statements.

 REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2014
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,251,083	$(699,621)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	2,829,000	—
Amortization of debt discounts	7,675	148,667
Accrued interest on notes and loans payable	(7,114)	59,289
Amortization of beneficial conversion features	—	54,545
Original interest discount on convertible note payable	—	4,156
Stock based compensation - G&A	32,365	27,556
(Gain) loss on derivative liabilities	528,230	(82,961)
Gain on sale of assets	(6,604,431)	—
Reversal of accounts payable	(973,374)	—
Other gain related to derivative liabilities	—	(63,095)
Expenses paid directly by officer	95,000	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(36,746)	54,274
Accounts payable	(361,059)	5,516
Accrued expenses	(387,440)	323,172
Net cash used in operating activities	(1,626,811)	(168,502)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	3,600,000	—
Purchase of intangible asset	(10,000)	—
Net cash provided by financing activities	3,590,000	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	—	100,000
Repayments of notes payable	(275,000)	—
Proceeds from loans from related parties	23,330	98,442
Repayments of loans from related party	(229,147)	(500)
Repayments of notes payable - insurance financing	(51,613)	(52,220)
Proceeds from the sale of common stock	—	640
Net cash (used in) provided by financing activities	(532,430)	146,362
NET INCREASE (DECREASE) IN CASH	1,430,759	(22,140)
CASH - BEGINNING OF PERIOD	492	22,500
CASH - END OF PERIOD	$1,431,251	$360

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,447	$3,894
Cash paid for income taxes	$—	$—
Non-cash activities:
Sale of assets	$6,600,000	$—
Common Stock of Amarantus received	(3,000,000)	—
Cash received	$3,600,000	$—
Preferred stock dividends	$52,955	$52,955
Shares issued/to be issued in connection with conversion of debt and accrued interest	$11,091	$313,720
Beneficial conversion feature and warrant value on bridge financing	$—	$75,000
Derivative liabilities reclassified to additional paid-in capital	$533,394	$84,070
Common stock issued for accrued expenses	$—	$35,851

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

After prolonged attempts to negotiate disputes with Lonza Walkersville failed, on September 30, 2013, the Company filed a lawsuit against Lonza Walkersville, Lonza Group Ltd. and Lonza America, Inc. (“Lonza America”) in Fulton County Superior Court in the State of Georgia.

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014, as filed with the Securities and Exchange Commission.

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

Financial Instruments and Fair Value Measurement:

The Company measures fair value of its financial assets on a three-tier value hierarchy, which prioritizes the inputs, used in the valuation methodologies in measuring fair value:

•	Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable or inputs that can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of June 30, 2015 and September 30, 2014 due to their short-term nature.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at June 30, 2015 is $1,562,500. The unrealized loss for the nine months ended June 30, 2015 was $1,437,500 net of income taxes, and was reported as a component of comprehensive income.

The Company issued notes payable that contained conversion features which were accounted for separately as derivative liabilities and measured at fair value on a recurring basis. Changes in fair value are charged to other income (expenses) as appropriate. The fair value of the derivative liabilities was determined based on Level 2 inputs utilizing observable quoted prices for similar instruments in active markets and observable quoted prices for identical or similar instruments in markets that are not very active. Derivative liabilities totaled $-0- and $5,164 as of June 30, 2015 and September 30, 2014, respectively. See Note 7 - Notes Payable - Convertible Promissory Notes for additional information.

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

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income (Loss) Per Common Share - Basic:
Net income (loss) available to common stockholders	$3,198,128	$(752,576)	$(474,561)	$(326,516)
Weighted-average common shares outstanding	153,188,645	130,739,786	153,483,049	136,432,523
Basic income (loss) per share	$0.02	$(0.01)	$(0.00)	$(0.00)
Income (Loss) Per Common Share - Diluted:
Net income (loss) available to common shareholders	$3,198,128	$(752,576)	$(474,561)	$(326,516)
Dividends on convertible preferred stock	52,955	—	—	—
Adjusted net income (loss) available to common shareholders	$3,251,083	$(752,576)	$(474,561)	$(326,516)
Weighted-average common shares outstanding	153,188,645	130,739,786	153,483,049	136,432,523
Convertible preferred stock	8,850,000	—	—	—
Weighted-average common shares outstanding and common share equivalents	162,038,645	130,739,786	153,483,049	136,432,523
Diluted income (loss) per share	$0.02	$(0.01)	$(0.00)	$(0.00)

The following securities have been excluded from the diluted per share calculation for the nine ended June 30, 2015 because the exercise price was greater than the average market price of the common shares:

Options	15,542,688
Warrants	3,061,667

The following securities have been excluded from the calculation of net loss per share for the three months ended June 30, 2015 and the nine and three months ended June 30, 2014, as their effect would be anti-dilutive:

	Three Months Ended June 30, 2015	Three and Nine Months June 30, 2014
Options	15,542,688	5,542,688
Warrants	3,061,667	3,611,167
Convertible preferred stock	885,000	17,700,000
Convertible debentures	—	26,198,825

NOTE 4 - SALE OF ASSET

On November 7, 2014, the Company entered into a Sale Agreement with Amarantus, Clark Corporate Law Group LLP ("CCLG") and Gordon & Rees, LLP (“Gordon & Rees”). Under the Sale Agreement, the Company agreed to sell to Amarantus all of its rights and claims in the Lonza Litigation. These include all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company has agreed to sell its PermaDerm® trademark and related intellectual property rights associated with it. The purchase price to be paid by Amarantus was of: (i) $3,500,000 in cash, and (ii) shares of common stock in Amarantus having a value of $3,000,000. A portion of the cash purchase price is allocated to repay debt. On January 30, 2015, the agreement was amended whereby the cash portion of the purchase price was increased by $100,000 to $3,600,000 and the final payment was extended to February 20, 2015. The final payment of $2,500,000 was made on February 24, 2015.

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

During the nine months ended June 30, 2015, the Company recorded a gain on sale of assets in the amount of $6,604,431. In addition, as a result of the Sale Agreement, the Company determined that it is no longer liable for accounts payable to Lonza in the amount of $973,374. The liability has been reversed and is included in operating expenses as an item of income.

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

The Company paid $7,500 in August 2010 and $10,000 in November 2014 to obtain the rights to the trademark PermaDerm® from KJR-10 Corp.

As discussed in Note 4, the Company sold all its intangible assets on November 7, 2014. At September 30, 2014, intangible assets totaled $7,500.

NOTE 6 - LOANS - RELATED PARTIES

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both March 31, 2015 and September 30, 2014, the loan payable totaled $10,000.

Loans Payable - Related Parties:

In October 2011, Craig Eagle, a director of the Company, made advances to the Company. The loan bears interest at 5% and is due on demand. At September 30, 2014, the loan balance was $38,221 and was repaid in April 2015.

John Weber, the Company’s Chief Financial Officer, has made advances to the Company. The loan bears interest at 5% and is due on demand. At September 30, 2014, the loan balance was $122,100 and was repaid in April 2015.

Randall McCoy, the Company’s Chief Executive Officer, has made advances to the Company. The loan bears interest at 5% and is due on demand. During the quarter ended June 30, 2015, $95,000 of Company expenses paid directly by McCoy were submitted for reimbursement. These expenses had not been reimbursed to McCoy by a former underwriter. At June 30, 2015 and September 30, 2014, the loan balance was $95,000 and $8,500.

In March through September 2014, the Company received other advances from related parties totaling $35,696. The loan bears interest at 5% and is due on demand. At September 30, 2014 the loan balances were $36,996 and were repaid in April 2015.

At June 30, 2015 and September 30, 2014, loans payable - related parties totaled $95,000 and $205,817, respectively.

NOTE 7 - NOTES PAYABLE

Insurance Financing Note:

In September 2014, the Company financed certain insurance premiums totaling $51,613. The note requires an initial down payment of $10,322 and is payable over a nine-month term with interest at 6.45%. At September 30, 2014, the balance owed under the note was $51,613 and was paid in full in June 2015.

Bridge Financing:

On December 21, 2011, the Company issued a $150,000 promissory note (“Note 2”) to an individual. Note 2 bears interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% will be charged on any late payments. Note 2 was not paid at the maturity date and the Company is incurring additional interest described above. At both June 30, 2015 and September 30, 2014, the Note 2 balance was $175,000.

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

In August 2013, the Company issued convertible promissory notes (“Note 35-36”) totaling $250,000 to two individuals. The notes bore interest at the rate of 8% per annum and were due in August 2014. The principal and accrued interest thereon were convertible into shares of common stock at the rate of $0.03 per share and automatically convert on the maturity dates unless paid sooner by the Company. The Company did not record discounts for the conversion features as the conversion prices were greater than the prices of the common stock on the issuance dates. At maturity, the principal and interest were scheduled to automatically convert into 4,500,000 shares of common stock but the individuals waived the conversion of the principal and accrued interest. At September 30, 2014, the balance of Notes 35-36 was $250,000. In November 2014 the Company repaid $25,000 of principal on each note and in February 2015 the remaining $225,000 of principal was repaid.

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

The conversion feature contained in the promissory note is considered to be an embedded derivative. The Company bifurcated the conversion feature and recorded a derivative liability on the consolidated balance sheet. The Company recorded the derivative liability equal to its estimated fair value. Such amount was also recorded as a discount to the convertible promissory note and is being amortized to interest expense using the effective interest method. For the nine and three months ended June 30, 2015, amortization of the debt discount amounted to $7,675 and $0, respectively. For the nine and three months ended June 30, 2014, amortization of the debt discount amounted to $57,766 and $23,017, respectively. At June 30, 2015 and September 30, 2014, the unamortized discount was $0 and $7,675, respectively.

The Company is required to mark-to-market the derivative liability at the end of each reporting period. For the nine and three months ended June 30, 2015, the Company recorded a gain on the change in fair value of the conversion option of $5,163 and $-0-, respectively. For the nine and three months ended June 30, 2014, the Company recorded a gain on the change in fair value of the conversion option of $75,174 and $248,240, respectively. As of June 30, 2015 and September 30, 2014 the fair value of the conversion option was $0 and $5,163, respectively.

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

The conversion features contained in the promissory note and the warrant were considered to be embedded derivatives. The Company bifurcated the conversion features and recorded derivative liabilities on the consolidated balance sheet. The Company recorded the derivative liabilities equal to their estimated fair value. Such amount was also recorded as a discount to the convertible promissory note and was amortized to interest expense using the effective interest method. For the nine months ended June 30, 2014, amortization of the debt discount amounted to $64,104. The debt discount was fully amortized as of September 30, 2014.

The Company is required to mark-to-market the derivative liabilities at the end of each reporting period. For the nine and three months ended June 30, 2015, the Company recorded a gain (loss) on the change in fair value of the conversion option of $(533,393) and $-0-, respectively. For the nine and three months ended June 30, 2014, the Company recorded a gain (loss) on the change in fair value of the conversion option of $28,661 and $(122,889), respectively. As of both June 30, 2015 and September 30, 2014, the fair value of the conversion option was $-0-.

At June 30, 2015 and September 30, 2014, the balance of the convertible note was $-0- and $295,617, respectively.

NOTE 8 - INCOME TAXES

The Company did not incur current tax expense for the nine months ended June 30, 2015 and 2014. The provision for income taxes of $2,829,000 for the nine months ended June 30, 2015 represents deferred taxes. There was no provision for the nine months ended June 30, 2014.

At June 30, 2015, the Company had available approximately $3.5 million of net operating loss carry forwards which expire in the years 2028 through 2033.

Significant components of the Company’s deferred tax assets at June 30, 2015 and September 30, 2014 are as follows:

	June 30, 2015	September 30, 2014
Net operating loss carry forwards	$1,412,233	$2,850,535
Intangible assets	—	1,200,000
Stock based compensation	355,265	355,265
Accrued expenses	446,781	539,912
Total deferred tax assets	2,214,279	4,945,712
Valuation allowance	(2,214,279)	(2,116,712)
Net deferred tax assets	$—	$2,829,000

Due to the uncertainty of their realization, a valuation allowance has been established for all of the income tax benefit for these deferred tax assets as of June 30, 2015.

At both June 30, 2015 and September 30, 2014, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. During the nine months ended June 30, 2015 and 2014, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $52,955 for both the nine months and $17,652 for both the three months ended June 30, 2015, and 2014. At June 30, 2015 and September 30, 2014, dividends payable total $304,197 and $251,242, respectively, and are included in accrued expenses.

At both June 30, 2015 and September 30, 2014, 885,000 shares of Series A Preferred were outstanding.

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

In June 2015, the Company issued 880,664 shares of its common stock that had previously been classified as common stock to be issued upon conversion of principal and accrued interest owed to lenders. $881 was credited to common stock and $43,061 was credited to additional paid in capital.

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

Stock based compensation amounted to $32,365 and $0 for the nine and three months ended June 30, 2015, respectively and $27,556 and $0 for the nine and three months ended June 30, 2014, respectively. Stock based compensation is included in general and administrative expenses.

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

Overview

In February 2015, the Asset Purchase Agreement with Amarantus was completed. We valued the agreement at $8.023 million, comprised of cash, Amarantus restricted stock, payment of notes and liabilities and forgiveness of debt. Management believes that this transaction will provide us with adequate funding to continue product development under our current business plan. The proceeds of this agreement greatly enhanced the financial condition of the Company and provides adequate funding to prepare for FDA clinical trials for our new regenerative cell therapy product, NovaDerm™.

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

We are currently in the process of validating our proprietary collagen scaffold to demonstrate safety and ensure a consistent fully FDA cGMP compliant starting material. FDA regulations now require that any animal component being used for medical applications must have traceability and be obtained from closed herd animals. The FDA has stated that “You should derive source animals only from closed herds with documented health screening programs.” You need to supply this information to FDA as part of the application to FDA (e.g., IND). Therefore, it is essential while qualifying our collagen manufacturer that we only accept fully compliant material in the production of NovaDerm™. As a result of our inability to find a cGMP compliant manufacturer of closed herd collagen, we have begun negotiations with a group who represent a cattle farmer who has agreed to set up a Closed Heard in strict compliance with the policies and procedures set forth by the FDA for registration. This group has already hired a specialist identified by us to review the farm's operations, establish the necessary structure to register the farm and increase the number of cattle for harvesting in 2016. Following negotiations we, and possibly members of our management, may enter into a deal to become a part owners of this vertical business. We expect to have fully compliant “Closed Herd” collagen to be available for our FDA registered cGMP scaffold manufacturer the first quarter 2016.

We are also currently working to qualify our cell therapy manufacturer of NovaDerm™ our cultured skin substitute. It is necessary to establish a long-term commitment with a manufacturer while going through the FDA approval process. It is mandatory to ensure continuous support from the biologic manufacturer during the approval process, clinical trials and ultimately, supply of commercial product after FDA approval. It is important, while going through the approval process of the FDA, to use the same manufacturer to produce clinical trial material and the commercialized product.

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

We intend to work with the FDA for the development of a cultured skin product. We submitted a RFD (Request for Designation) to the FDA to determine which part(s) of the agency (Biologics, Devices, Drugs or a combination) will be evaluating NovaDerm for product approval. The FDA responded almost immediately to inform us that NovaDerm is designated as a Biologic. Management is quite happy that NovaDerm has received this designation because it will allow us to pursue our Orphan designation for the treatment of Burns covering greater than 30% total body surface area. There are between 40 and 50 thousand patients a year admitted to hospitals with full thickness burns covering greater than 30% of their body. A person with burns greater than 30% is by protocol supposed to be treated in one of the approximately 150 burn centers within the US. We are preparing the documentation to apply for Orphan Designation for the USA and European Union using our internal expertise. We will submit the request when we have qualified our cell therapy manufacturer. In order to obtain Orphan approval to be able to sell NovaDerm we will work with the Office of Orphan products to demonstrate that our NovaDerm is safe and the probable benefit of using NovaDerm for burns outweighs the risks. We hope to obtain Orphan Designation of NovaDerm for burns in 2015.

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

We have worked very closely with the US patent and trademark office to ensure all necessary documentation has been completed to have NovaDerm registered as Regenicin’s trademark. We expect to have the registration approved in 2016.

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

Results of Operations for the Three and Nine Months Ended June 30, 2015 and 2014

We generated no revenues from September 6, 2007 (date of inception) to June 30, 2015. We do not expect to generate revenues until we are able to obtain FDA approval of cell therapy and biotechnology products and thereafter successfully market and sell those products.

We incurred operating expenses of $438,502 for the three months ended June 30, 2015, compared with operating expenses of $88,547 for the three months ended June 30, 2014. General and administrative expenses accounted for all of our operating expenses for the three months ended June 30, 2015 and all of our operating expenses for the three months ended June 30, 2014.

We incurred a net loss of $456,909 for the three months ended June 30, 2015, as compared to net loss of $308,864 for the three months ended June 30, 2014. Other income and expenses for the three months ended June 30, 2015 consisted of an interest expenses of $18,407. Other income and expenses for the same period ended 2014 consisted of interest expenses of $76,554 and a loss on derivative liabilities of $143,763.

Our operating expenses for the nine months ended June 30, 2015 consisted of general and administrative expenses $845,319, research and development of $33,400, and stock based compensation of $32,365. In addition, due to the settlement of the Lonza Litigation, we reversed accounts payable to Lonza in the amount of $973,374. As a result, we experienced income from operations of $62,240. We experienced other expenses in the amount of $58,408 for interest expense and a $528,230 loss on derivative liabilities. In addition, we booked other income in the amount of $6,604,431 representing gain on our sale of assets to Amarantus. We also recorded a $2,829,000 provision for income taxes and $52,955 for preferred stock dividends. For the nine months ended June 30, 2015, our net income attributable to common shareholders was $3,198,128.

By comparison, during the nine months ended June 30, 2014, we incurred expenses and a net loss from operations of $576,047, with expenses consisting of general and administrative expenses of $548,491 and stock based compensation of $27,556. We experienced other expenses in the amount of $206,335 for interest expense and a gain on derivative liabilities of $82,961. We also recorded preferred stock dividends of $52,955. Our net loss attributable to common shareholders for the nine months ended June 30, 2014 was $752,576.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $1,431,251 and total current assets of $3,079,959. As of June 30, 2015, we had current liabilities of $2,259,173.

Operating activities used $1,626,811 of cash for the nine months ended June 30, 2015. This decrease in cash was thus primarily attributable to funding the loss for the period.

Investing activities for the nine months ended June 30, 2015 provided a net $3,590,000 primarily from the sale of assets to Amarantus. Financing activities used $523,430 during the same period, primarily as a result of repayments of certain loans and notes.

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

Based upon our current financial condition, we have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund future operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations as necessary. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan may be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

For the three months ended June 30, 2015, we issued 880,664 shares of common stock for the conversion of certain notes along with accrued interest.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith
9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	August 14, 2015

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

