Form 10-K
period 2015-09-30
Regenicin, Inc.
filed 2016-01-13
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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
Registrant’s telephone number: 973 557 8914

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,419,389 as of March 31, 2015

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 153,483,050 as of January 11, 2016

PART I

Item 1. Business

Overview

A year and half after filing the lawsuit against Lonza Walkersville, Inc., and Lonza America, Inc. (the “Lonza Litigation”), we began the new 2015 fiscal year in the process of consummating an agreement to sell certain assets, including the Lonza Litigation, to Amarantus Bioscience Holdings, Inc. (the “Amarantus Agreement”). The Amarantus Agreement was finally consummated at the end of February 2015, with their final payment to us and the transfer/dismissal of the Lonza Litigation. Managements' intentions at the time were to utilize the proceeds of the Amarantus Agreement to develop the Company's own autologous Engineered Skin Substitute (ESS). It was estimated that the proceeds from the sale of the Lonza Litigation, including the Amarantus stock received, would fund the development of the new product up to the initiation of clinical trials, while at the same time reducing outstanding liabilities and supporting the business operations of the Company. Unfortunately, due to a decline in the value of the Amarantus stock, management has determined at this time that the proceeds will fall short of that goal and that further funding will most likely need to be raised.

At the start of 2015, we reached an agreement with an internationally recognized institution to provide analytical R&D services for the proposed new product. This was a necessary step in the process of validating the science supporting our new approach. We believe their research has thus far not only provided support for our new science, but has also brought us product improvements in the form of the best starting materials, an extended shelf life, and potentially reducing the manufacturing time of the product. Upon completion, we expect this research will be part of our application for FDA approval to start clinical trials, and will provide the basis of the tech transfer to our chosen manufacturers.

NovaDerm™ was selected as the name for the proposed new product and documents were completed to register the name as a new Regenicin trademark. We expect NovaDerm™ will be registered trademark during the first quarter of 2016. As reported, the tradename PermaDerm® was transferred to Amarantus as part of that agreement.

We submitted a "Request for Designation" to the FDA to determine which group within the agency would be assigned to evaluate NovaDerm™. The FDA responded in a phone conversation with our CEO and staff that the product would be designated solely as a "Biologic". NovaDerm™ would thus be the first and only autologous cultured skin substitute designated solely as a Biologic for treatment of burns greater than 30%, which not only serves as a point of product differentiation, but will also open up the opportunity for NovaDerm™ to apply for Orphan Designation, with all available benefits.

The most significant hurdle in the product development process to overcome, we believe, is the collagen substrate issue. Collagen is used in many products, but it is the essential ingredient to fabricate scaffolds on which cells are grown. Type 1 Bovine Collagen is harvested from corium, which is the lower part of the Dermis layer of the cow hide. The FDA regulations and guidance dictates any animal part used in treatment of humans must be from a "Closed Herd". In our search for Closed Herd collagen, we found that most of the suppliers' claiming to sell from a “Closed Herd" were not in fact compliant with the FDA regulations and lacked the traceability required for animal materials used for drugs, devices, biologics or combination products. It was important to our analysis of this issue that the FDA guidance documents clearly state that any product being requested for clinical trials would be denied until the applicant supplied the traceability to demonstrate that all components derived from animals were obtained from “Closed Herds”. We identified only one company that was able to satisfy the FDA's Closed Herd requirements. Negotiations are ongoing regarding obtaining collagen supplies from this company, and as a result of the importance of this material to our proposed new product, both Regenicin and members of management expect to enter into an arrangement to become part owners of this vertical supply business.

There are two separate manufacturing processes that must be performed to produce NovaDerm™. First, the collagen scaffold must be fabricated to act as the platform on which to grow the skin cells. Secondly, the patient’s actual cells must be cultured and organized to make the skin.

Both are highly specialized manufacturing processes and must be performed under strict compliance with Current Good Manufacturing Practices (cGMP) as set forth by regulations enforced by the US Food and Drug Administration (FDA), and produced by a manufacturer registered with the FDA. After much discussion, we have identified two highly respected, recognized, domestic cGMP manufacturers that can provide cultured skin substitute materials for clinical trials, and which we anticipate eventually contracting with for the manufacture of NovaDerm™ when, and if, it is approved for commerce.

The Pre-IND (investigational new drug) package for the FDA is substantially complete and must await the final results from the analytical R&D services report mentioned above. Once completed, we will request a Pre-IND meeting with the FDA. The Pre-IND meeting will give us the opportunity to ask any questions we may have for the FDA as well as getting feedback from the FDA on the information we provide about NovaDerm™. The meeting will also let us know if the FDA agrees with our plan of commercialization, or if additional information will be needed for the IND. In order to save time we have already completed much of the IND that will request permission to start clinical trials.

We also expect to continue our discussions with the Biomedical Advanced Research and Development Agency (BARDA) related to a grant application for NovaDerm™ product development.

Our Business Moving Forward:

The company goal is to be positioned to enter FDA clinical trials in the second half of 2016. Management believes this goal is obtainable provided the following planned steps are completed on time as described below:

Calendar Q1 2016

1.	Completion of the laboratory portion of analytical research services
2.	Finalize and execute the contract with a supplier of “Closed Herd” collagen. Pricing and general terms still have to be determined
3.	Finalize and execute a contract with a manufacturer of collagen scaffolds and the actual NovaDerm™ product. Pricing and general terms still have to be determined
4.	Selection of a Clinical Research Organization and two clinical sites for the clinical trials
5.	Assemble a Data Safety Monitoring Board
6.	Obtain the final report of our analytical research company

Calendar Q2 2016

1.	Arrange a Tech Transfer of the manufacturing process
2.	Apply for Orphan Designation with the FDA
3.	Submit Documents to the an institutional review board (IRB) for approval of our biomedical research plan
4.	Run First Engineering process to produce samples for a Mouse Study
5.	Request FDA Pre-IND meeting
6.	Negotiate and contract for mouse study
7.	Revise IND as needed
8.	Obtain Orphan Designation of NovaDerm™ as a Biologic for burns greater than 30% of the total burn surface area

Calendar Q3 2016

1.	Submit IND
2.	Finalize Clinical files and clinical site training
3.	Prepare and file IRB final documentation

Calendar Q4 2016

Begin Clinical Trials

Our Proposed New Product:

We expect our first cultured skin substitute product, NovaDerm™, to be a multi-layered tissue-engineered skin prepared by utilizing autologous (patient’s own) skin cells. It is expected to be a graftable collagen based cultured epithelium implant that produces a skin substitute containing both epidermal and dermal components with a collagen base. Clinically, we expect our cultured skin substitute self-to-self skin graft product will behave the same as split thickness allograft skin. Our Autologous cultured skin substitute should not be rejected by the immune system of the patient, unlike with porcine or cadaver cellular grafts. Immune system rejection is a serious concern in Xeno-transplant procedures which may have a cellular component. The use of our cultured skin substitute should not require any specialized physician training because it is applied the same as in a standard allograft procedure.

Clinically speaking, a product designed to treat a life threatening condition must be available for the patient when needed. Our culture skin substitute is being developed to be ready to apply to the patient when the patient is ready for grafting, within the first month of the patient being admitted to the hospital. Patients with serious burn injuries may not be in a condition to be grafted on a predefined schedule made more than a month in advance. Therefore, in order to accommodate the patient’s needs, we are striving to ensure that our cultured skin substitute will be designed with an adequate shelf life and manufacturing schedule to ensure it is available whether the patient needs it the first month, or any day after, until the patient’s wound is completely covered and closed.

We intend to work with the FDA for the development of a cultured skin product. We are preparing documentation for Orphan Designation for the USA and European Union using our internal expertise. We will submit the request when we have qualified our cell therapy manufacturer. In order to obtain Orphan designation we will work with the Office of Orphan products to demonstrate that our cultured skin substitute is safe and the probable benefit of using our cultured skin substitute for burns outweighs the risks. There are less than 200,000 patients affected per year in the US with full thickness burns affecting greater than 30 percent of the Total Body Surface Area (TBSA). As noted above, we hope to obtain Orphan Designation for burns in the first half of 2016.

Having our cultured skin substitute approved as an Orphan Product would have significant benefits, including 7 years exclusivity with the FDA, 11 years exclusivity with the European Union generating revenue from sales of product used during the clinical trials and being able to utilize the data from patients from many different hospitals to gain Commercialization Approval. Orphan approval allows the product to be used to treat people a lot earlier than waiting for extensive clinical trials to gain Biological License Approval. The major difference between Orphan Product Approval and a full Biological License Approval is that the Orphan Product has additional FDA reporting requirements and additional procedural administration steps. Orphan Product patient’s data must be reported to the FDA annually. There is also a difference between Orphan Designation and Orphan Product Approval. Orphan Designation qualifies your product to get special assistance from the FDA such as grants, and additional guidance in designing your trials and what the FDA expects you to do to gain Orphan Approval. Orphan Approval is granted when you have demonstrated that your product is safe and has a probable benefit to a patient affected with the specific indication. Most importantly for us, Orphan Approval means we can provide our lifesaving product NovaDerm™ commercially to thousands of pediatric and adult burn victims.

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

Our second product is anticipated to be TempaDerm®. TempaDerm® uses cells obtained from human donors to develop banks of cryo-preserved (frozen) cells and cultured skin substitute to provide a continuous supply of non-allogenic skin substitutes to treat much smaller wound areas on patients, such as ulcers. This product is expected to have applications in the treatment of chronic skin wounds such as diabetic ulcers, decubitus ulcers and venous stasis ulcers. This product is also expected to be similar to our burn indication product, except for the indications, and it will not depend totally on autologous cells. In fact, it may be possible to use the excess cultured skin that was originally produced for use on the patient that donated the cells used to grow the skin. Hopefully, TempaDerm® will be able to take this original cultured skin and use it on someone other than the original donor. As currently planned, TempaDerm® has the possibility of using banked cells, or even frozen cultured skin substitutes, to carry inventory to satisfy unknown needs or large volumes to meet the demands created in large scale disasters.

We believe this technology has many different uses beyond the burn indication. The other uses may include chronic wounds, reconstructive surgery, other complex organs and tissues. Some of the individual components of our planned cultured skin substitute technology is expected to be developed for devices, such as tendon wraps made of collagen or collagen temporary coverings of large area wounds to protect the patients from infections while waiting for the permanent skin substitute. The collagen technology used for cultured skin substitutes, as designed, is expected to be used for many different applications in wound healing and stem cell technology and even drug delivery systems.

We could pursue any or all of the indications simultaneously if financing permitted, but for now we will seek approval for burns first as an Orphan Biologic Product to establish significant safety data and then Biological License Approval.

Competition

Several companies have developed or are developing products that propose to approach the markets described above. Other than Amarantus Biosciences, Inc., discussed above, this companies include:

-	Smith & Nephew Wound Management

-	Genzyme Biosurgery

-	Integra Life Sciences Corporation

-	LifeCell Corporation/Kinetic Concepts

-	Organogenesis Inc

-	Intercytex

-	Genzyme

-	Advanced Biohealing/ Shire

-	Cy Ttera/ NovoCell/ViaCyte

-	Biomimetic Therapeutics Inc.

-	RTI Biologics

Each of these companies has a proprietary approach to these markets, but none has yet penetrated the cell therapy markets fully and 4 companies, (Smith and Nephew, Genzyme, Organogenesis, Integra and Advanced Biohealing) have products that are FDA approved for use in burn patients. Conversely, our products are believed to be superior in design and function and, thus, provide significant advantages over the above competitors. The advantages of our cultured skin substitute include simultaneous delivery of Autologus epidermal keratinocytes and fibroblasts organized with a unique collagen base. Clinical skin replacements and grafts are in high demand for the treatment of skin injuries: they represent approximately 50% of tissue engineering and regenerative medicine market revenues. In 2009, the potential United States market for tissue-engineered skin replacements and substitutes totaled approximately $18.9 billion, based on a target patient population of approximately 5.0 million. By the year 2019, the total potential target population for the use of tissue-engineered skin replacements and substitutes is expected to increase to 6.4 million, resulting in a potential US market of approximately $24.3 billion. Tissue Engineering and Cell Transplantation: US Markets for Skin Replacements and Substitutes; Report #A426; Medtech Insight: Bridgeport, PA, USA, August 2010.

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

Unrestricted sales of our cultured skin substitute will require full approval after data for safety and efficacy are collected from a multi-center study. Once the IND is submitted, we expect enrollment and treatment are expected to require one year evaluation on each patient. The final 9 months of the evaluation is expected to be only a monitoring period. After collection of data from the clinical trial and submission to FDA, six months is typically planned for FDA’s review and decision. Having an Orphan designation of which the indication is life threatening and there is an unmet need for catastrophic burns, the review time may be reduced significantly. Therefore, we believe Biological approval can be obtained in 2016 or 2017. A positive performance of the clinical study and a review from FDA in less than 6 months after pre approval inspection of the manufacturing facility by FDA would support a 2016-17 date for commercial sales.

Intellectual Property

In August 2010, we paid $7,500 and obtained the rights to the trademarks PermaDerm® and TempaDerm® from KJR-10 Corp. In November of 2014, we sold the PermaDerm® trademark to Amarantus Biosciences as part of an Asset Purchase Agreement whereby they purchase all our rights to the Lonza lawsuit. Recently, we filed for the trademark for NovaDerm™.  We expect the NovaDerm™ trademark will be registered the first quarter of 2016.

Employees

As of September 30, 2015, we had 3 employees.

Subsidiaries

On September 11, 2013 we completed formation documents with respect to the formation of a wholly - owned subsidiary created with the sole purpose of conducting research in the State of Georgia.

The subsidiary was given the name, Regenicin Research of Georgia, LLC, and was accepted by the Georgia Secretary of State on September 25, 2013, with an official certificate of formation being issued on September 26, 2013.

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

Item 3. Legal Proceedings

On September 30, 2013, we filed a lawsuit against Lonza Walkersville and others in Fulton County Superior Court in the State of Georgia.

On November 7, 2014, we entered into an Asset Purchase Agreement (“the Agreement”) with Amarantus Bioscience Holdings, Inc. (“Amarantus”) and others in which we agreed to sell to Amarantus all of our rights and claims in our litigation currently pending in the “Lonza Litigation”. This included all of our Cutanagen intellectual property rights and any Lonza manufacturing know-how technology. In addition, we agreed to transfer Amarantus our PermaDerm trademark and related intellectual property rights associated with it. The purchase price paid by Amarantus consisted of: (i) $3,500,000 in cash, and (ii) shares of common stock in Amarantus having a value of $3,000,000 at the time of the closing. A portion of the cash purchase price was allocated to our sole senior secured creditor.

The cash portion of the purchase price was paid to us over time and was fully consummated in February 2015.

In addition to the purchase price, Amarantus paid our attorneys in the Lonza Litigation, Gordon & Rees, $450,000 at closing. The payment to Gordon & Rees satisfied in full all obligations for litigation fees and costs owed to Gordon & Rees in connection with the Lonza Litigation.

In addition, we granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by Regenicin. Amarantus can exercise this option at a cost of $10,000,000 USD plus a royalty of 5% on gross revenues in excess of $150M USD.

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

Fiscal Year Ending September 30, 2015
Quarter Ended	High $	Low $
September 30, 2015	0.03	0.02
June 30, 2015	0.04	0.01
March 31, 2015	0.04	0.01
December 31, 2014	0.03	0.01
Fiscal Year Ending September 30, 2014
Quarter Ended	High $	Low $
September 30, 2014	0.02	0.00
June 30, 2014	0.03	0.01
March 31, 2014	0.03	0.02
December 31, 2013	0.04	0.02

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

Holders of Our Common Stock

As of January 8, 2016, we had 153,483,051 shares of our common stock issued and outstanding, held by 111 shareholders of record, with others holding shares in street name.

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

For the year ended September 30, 2015, we issued 10,392,967 shares of its common stock for the conversion of notes payable and accrued interest.

For the year ended September 30, 2015, we issued 7,920,291 shares of common stock for the conversion of principal and accrued interest owed.

Shares and Warrants to be issued:

Various convertible promissory notes that automatically converted at their respective maturity dates into an aggregate of 10,367,094 shares of our common stock were not issued as of September 30, 2014. Accordingly, the shares were classified as common stock to be issued. These shares were all issued during the fiscal year ended September 30, 2015.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of September 30, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	15,542,688	$0.08	0
Total	15,542,688	$0.08	0

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

On January 6, 2011, we approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price is $0.62 per share. The options vest over a three-year period and expired on December 22, 2015. On May 11, 2011, the terms of the options were amended to allow for immediate vesting. On December 10, 2013, we approved the amendment to those options to change the exercise price to $0.035 per share.

In November of 2010, we approved the issuance of 2,000,000 options to a consultant at an exercise price of $0.46 per share. The options vested immediately and expired in November 2015.

In addition, on January 15, 2015, the company entered into a stock option agreement with an officer of the company. The agreement grants the officer an option to purchase 10 million shares of common stock at $0.02 per share, and expires January 15, 2019.

Warrants Issued and Outstanding

In fiscal 2014, in connection with the issuance of convertible notes, we issued warrants to purchase 1,407,500 shares of common stock at a per share exercise prices ranging from $0.001 to $0.50.

A summary of the warrants outstanding at September 30, 2015 is as follows:

	Exercise	Expiration
Warrants	Price	Date
50,000	Varies	2018
672,500	$0.15	2018
937,500	$0.25	2016
150,000	$0.50	2015
10,000	$0.75	2016
66,667	$1.50	2016
1,886,667

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

Results of Operations for the Years Ended September 30, 2015 and 2014

We generated no revenues from September 6, 2007 (date of inception) to September 30, 2015. We do not expect to generate revenues until we are able to obtain FDA approval of cell therapy and biotechnology products and thereafter successfully market and sell those products.

We incurred operating expenses of $241,823 for the year ended September 30, 2015, compared with operating expenses of $725,895 for the year ended September 30, 2014. Our operating expenses decreased in 2015 from 2014, and are compared as follows:

Operating Expenses	September 30, 2014	September 30, 2015
Research and Development	$0	$38,401
General and Administrative	$698,339	$1,144,431
Stock Based Compensation	$27,556	$32,365
Reversal of AP	$0	$(973,374)

General and administrative expenses increased due to an increase in activity supporting our new product which is funded by the proceeds of the sale of intangibles to Amarantus. The reversal of the accounts payable of $973,374 relates to the Lonza settlement.

We incurred net other income of $3,313,422 for the year ended September 30, 2015, as compared to other expenses of $37,017 for the year ended September 30, 2014. Our other income and expenses for 2015 consisted of interest expenses of $62,779, gain on sale of assets to Amarantus of $6,604,431, a loss on other than a temporary decline in fair value of Amarantus investment of $2,700,000, and a loss on derivative liabilities of $528,230.  Our other expenses for 2014 consisted of interest expenses of $232,379 and a gain on derivative liabilities of $269,396.

We had a net gain before income tax of $3,071,599 for the year ended September 30, 2015, as compared with a net loss of $688,878 for the prior year. The primary reasons for our net gain before taxes in fiscal 2015 compared to fiscal 2014 was the sale of assets to Amarantus in the amount of $6,604,431 offset by the permanent decline in the value of the Amarantus stock.

For the year ended September 30, 2015, we recorded a provision for income tax in the amount of $2,829,000 as compared to our provision for income tax benefit in the same amount for the year ended September 30, 2014. Footnote I to our financial statements should be reviewed for further information. Finally, we accrued an expense for preferred stock dividends of $70,800 during the year ended September 30, 2015, the same amount as accrued for the year ended September 30, 2014.

Our net income attributable to common stockholders for the year ended September 30, 2015 was $171,799, compared to $2,069,322 for the year ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $1,061,377, prepaid expenses and other current assets of $119,236, and common stock of Amarantus of $300,000, for total current assets of $1,480,613. Our total current liabilities as of September 30, 2015 were $2,248,656. We had a working capital deficit of $768,043 as of September 30, 2015.

Operating activities used a net $1,996,685 in cash for the year ended September 30, 2015. We generated $3,590,000 of cash from financing activities, primarily due to the proceeds from the sale of intangibles to Amaratus. Financing activities used $532,430 for the year ended September 30, 2015 and consisted of $275,000 in repayment of notes payable, the repayment of the insurance premium financings of $51,613 and repayments of loans from related party in the amount of $229,147. These were offset by $23,330 in advances from related parties.

We have issued various promissory notes over the course of the last several fiscal years in order to continue funding our operations. The terms of these promissory notes are detailed in Note G to the financial statements accompanying this Annual Report. While this financing has been helpful in the short term to meet our financial obligations and even with the proceeds from the Sale of Assets to Amarantus, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan over the long term.

For the near future, contrary to our earlier expectation, we believe that the net $3 million in cash received under the Asset Purchase Agreement with Amarantus, the potential of additional funding to be received from sales of the Amarantus common stock granted to us under the Agreement (depending on the market value of the Amarantus stock), and the anticipated reversal of our liability to Lonza, will still not be enough to enable us to fund our operations up to at least the initiation of the clinical trials on our cultured skin substitute. We will thus be seeking additional financing during the fiscal year end September 30, 2016.

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

Development Stage Activities and Operations

The Company is in the development stage and has had no revenues other than the sale of its assets to Amarantus. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Intangible Assets

Intangible assets, which include purchased licenses, patents and patent rights, are stated at cost and will be amortized using the straight-line method over their useful lives based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. Costs of internally developing intangibles (i.e. trademarks) are expensed as incurred and included in general and administrative expenses.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In applying the revenue model to contracts within its scope, an entity will need to (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. On July 9, 2015, the FASB extended the effective date of adoption of the standard to interim reporting periods within annual reporting periods beginning after December 15, 2017 (that is, beginning in the first interim period within the year of adoption). Early adoption of the standard is permitted for all entities for interim and annual periods beginning after December 15, 2016.

In June 2014, ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”) was issued. Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. ASU 2014-15 becomes effective for the annual period ending at December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) (“ASU 2015-02”), to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. We are evaluating the impact of ASU 2015-02 and if early adoption is appropriate in future reporting periods.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We do not expect the impact of ASU 2015-17 to be material to our consolidated financial statements.

All other recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the condensed financial statements of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of September 30, 2015 and 2014
F-3	Consolidated Statements of Operations for the years ended September 30, 2015 and September 30, 2014
F-4	Consolidated Statement of Stockholders’ (Deficiency) Equity for period from September 30, 2014 to September 30, 2015
F-5	Consolidated Statements of Cash Flows for the years ended September 30, 2015 and September 30, 2014
F-6	Notes to Consolidated Financial Statements
14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Regenicin, Inc.

We have audited the accompanying consolidated balance sheets of Regenicin, Inc. and Subsidiary (the “Company”) as of September 30, 2015 and 2014 and the related consolidated statements of income, changes in stockholders’ deficiency and cash flows for the years then ended.  The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has incurred recurring losses, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities and sales of its intangible assets.   This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

January 13, 2016

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$1,061,377	$492
Prepaid expenses and other current assets	119,236	49,462
Common stock of Amarantus Corporation	300,000	—
Deferred income taxes	—	2,829,000
Total current assets	1,480,613	2,878,954
Intangible assets	—	7,500
Total assets	$1,480,613	$2,886,454

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	360,228	1,393,605
Accrued expenses	1,286,386	1,740,090
Dividends payable	322,042	251,242
Note payable - insurance financing	—	51,613
Bridge financing	175,000	450,000
Convertible promissory notes (net of discount of $-0- and $7,675)	—	295,617
Loan payable	10,000	10,000
Loans payable - related parties	95,000	205,817
Derivative liabilities	—	5,164
Total current and total liabilities	2,248,656	4,403,148

STOCKHOLDERS' EQUITY (DEFICIENCY)
Series A 10% Convertible Preferred stock, $0.001 par value,
5,500,000 shares authorized;
885,000 issued and outstanding	885	885
Common stock, $0.001 par value;
200,000,000 shares authorized;
157,911,410 and 139,598,152 issued, respectively;
153,483,050 and 135,169,792 outstanding, respectively	157,914	139,601
Common stock to be issued; 0 and 10,367,094 shares	—	402,040
Additional paid-in capital	9,787,578	8,897,799
Accumulated deficit	(10,709,992)	(10,952,591)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' equity (deficiency)	(768,043)	(1,516,694)
Total liabilities and stockholders' equity (deficiency)	$1,480,613	$2,886,454

See Notes to Consolidated Financial Statements.

RELGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2015	2014
Revenues	$—	$—

Operating expenses
Research and development	38,401	—
General and administrative	1,144,431	698,339
Stock based compensation - general and administrative	32,365	27,556
Reversal of accounts payable - Lonza	(973,374)	—
Total operating expenses	241,823	725,895
Loss from operations	(241,823)	(725,895)

Other income (expenses)
Interest expense, including amortization of debt discounts and beneficial conversion features	(62,779)	(232,379)
Gain on sale of assets	6,604,431	—
Loss on other than a temporary decline in fair value of investment	(2,700,000)	—
Gain (loss) on derivative liabilities	(528,230)	269,396
Total other income (expenses)	3,313,422	37,017

Income (loss) before income tax	3,071,599	(688,878)
Income tax expense (benefit)	2,829,000	(2,829,000)
Net income	242,599	2,140,122
Preferred stock dividends	(70,800)	(70,800)
Net income attributable to common stockholders	$171,799	$2,069,322

Income (loss) per share:
Basic	$0.00	$0.02
Diluted	$0.00	$0.01

Weighted average number of shares outstanding
Basic	153,262,851	132,966,528
Diluted (2014 restated)	162,114,351	156,025,784

 See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

					Common Stock	Additional
	Convertible Preferred Stock		Common Stock		To	Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Be Issued	Capital	Deficit	Stock	Total
Balances at October 1, 2013	885,000	$885	120,159,009	$120,160	$334,968	$8,501,390	$(13,092,713)	$(4,428)	$(4,139,738)
Preferred stock dividends	—	—	—	—	—	(70,800)	—	—	(70,800)
Shares issued in connection with conversion of debt and accrued interest	—	—	17,440,392	17,441	(41,613)	240,975	—	—	216,803
Shares issued for consulting expenses accrued in prior period	—	—	1,038,751	1,040	—	34,811	—	—	35,851
Shares issued for exercise of warrant	—	—	960,000	960	—	(320)	—	—	640
Shares to be issued in connection with conversion of debt and accrued interest	—	—	—	—	108,685	—	—	—	108,685
Reversal of derivative liabilities to equity	—	—	—	—	—	84,070	—	—	84,070
Beneficial conversion features and warrant value on bridge financing	—	—	—	—	—	75,000	—	—	75,000
Stock compensation expense	—	—	—	—	—	27,556	—	—	27,556
Issuance of warrant to Cristoforo for Note #31A	—	—	—	—	—	5,117	—	—	5,117
Net income	—	—	—	—	—	—	2,140,122	—	2,140,122
Balances at September 30, 2014	885,000	885	139,598,152	139,601	402,040	8,897,799	(10,952,591)	(4,428)	(1,516,694)
Preferred stock dividends	—	—	—	—	—	(70,800)	—	—	(70,800)
Shares issued in connection with conversion of debt and accrued interest	—	—	7,920,291	7,920	0	3,171	—	—	11,091
Issuance of common stock	—	—	10,392,967	10,393	(402,040)	391,649	—	—	2
Write off of derivative from payoff of host convertible debt	—	—	—	—	0	165,072	—	—	165,072
Derivative liabilities	—	—	—	—	0	368,322	—	—	368,322
Stock compensation expense	—	—	—	—	—	32,365	—	—	32,365
Net income	—	—	—	—	0	—	242,599	—	242,599
Balances at September 30, 2015	885,000	$885	157,911,410	$157,914	$—	$9,787,578	$(10,709,992)	$(4,428)	$(768,043)

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$242,599	$2,140,122
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	2,829,000	(2,829,000)
Unrealized loss on investment	2,700,000	—
Amortization of debt discounts	7,675	155,576
Accrued interest on notes and loans payable	(2,704)	77,301
Amortization of beneficial conversion features	—	54,545
Original interest discount on convertible note payable	—	4,782
Stock based compensation - G&A	32,365	27,556
(Gain) loss on derivative liabilities	528,230	(269,393)
Gain on sale of assets	(6,604,431)	—
Reversal of accounts payable	(973,374)	—
Other gain related to derivative liabilities	—	(63,095)
Expenses paid directly by officer	95,000	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(69,774)	68,486
Accounts payable	(380,251)	1,124
Accrued expenses	(401,020)	420,151
Net cash used in operating activities	(1,996,685)	(211,845)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	3,600,000	—
Purchase of Intangible	(10,000)	—
Net cash provided by financing activities	3,590,000	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable	—	100,000
Repayments of notes payable	(275,000)	—
Proceeds from loans from related parties	23,330	143,507
Repayments of loans from related party	(229,147)	(2,090)
Repayments of notes payable - insurance financing	(51,613)	(52,220)
Proceeds from the sale of common stock	—	640
Net cash (used in) provided by financing activities	(532,430)	189,837

NET INCREASE (DECREASE) IN CASH	1,060,885	(22,008)
CASH - BEGINNING OF PERIOD	492	22,500
CASH - END OF PERIOD	$1,061,377	$492

Supplemental disclosures of cash flow information:
Cash paid for interest	$107,830	$4,453
Cash paid for taxes	$—	$—

Non-cash activities:
Sale of assets	$6,600,000	$—
Common Stock of Amarantus received	(3,000,000)	—
Cash received	$3,600,000	$—
Preferred stock dividends	$70,800	$70,800
Shares issued/to be issued in connection with conversion of debt and accrued interest	$11,091	$304,874
Beneficial conversion feature and warrant value on bridge financing	$—	$75,000
Derivative liabilities reclassified to additional paid-in capital	$533,394	$104,684
Common stock issued for accrued expenses	$—	$35,851

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

On November 7, 2014, the Company entered into an Asset Sale Agreement (the “Sale Agreement”) with Amarantus Bioscience Holdings, Inc., (“Amarantus”). Under the Sale Agreement, the Company agreed to sell to Amarantus all of its rights and claims in the litigation currently pending in the United States District Court for the District of New Jersey against Lonza Walkersville and Lonza America, Inc. (the “Lonza Litigation”). This includes all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company agreed to sell the PermaDerm® trademark and related intellectual property rights associated with it. The purchase price paid by Amarantus was: (i) $3,600,000 in cash, and (ii) shares of common stock in Amarantus having a value of $3,000,000. See Note C for a further discussion.

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

Reclassifications:

Dividends payable have been reclassified from accrued expenses in the 2014 balance sheet to conform to the 2015 presentation.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $11 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company intends on using the proceeds from the Asset Sale to fund operations. Once the funds are exhausted, management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage Activities and Operations:

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ” (“ASU 2014-10”). ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ deficiency. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however, early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended June 30, 2014. The Company’s consolidated financial statements will be impacted by the adoption of ASU 2014-10 primarily by the removal of inception-to-date information in the Company’s consolidated statements of operations, cash flows, and stockholders’ deficiency.

Intangible assets:

Intangible assets, which include purchased licenses, patents and patent rights, are stated at cost and amortized using the straight-line method over their useful lives based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater (see Note D). Such amortization will begin once the Company has a saleable product. As discussed below in Note C, the Company sold its intangible assets on November 7, 2014. Costs of internally developing intangibles (i.e. trademarks) are expensed as incurred and included in general and administrative expenses.

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

Income per share:

Basic income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted loss per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. The following table summarizes the components of the income per common share calculation:

	Year Ended September 30,
	2015	2014
Income Per Common Share - Basic:
Net income available to common stockholders	$171,799	$2,069,322
Weighted-average common shares outstanding	153,262,851	132,966,528
Basic income per share	$0.00	$0.02
Income Per Common Share - Diluted:
Net income	$171,799	$2,069,322
Weighted-average common shares outstanding	153,262,851	132,966,528
Convertible preferred stock (2014 restated)	8,850,000	8,850,000
Stock options	1,500	—
Convertible debentures	----	14,209,256
Weighted-average common shares outstanding and common share equivalents (2014 restated)	162,114,351	156,025,784
Diluted income per share	$0.00	$.01

The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive:

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of September 30,
	2015	2014
Options	5,542,688	5,542,688
Warrants	3,611,167	3,611,167

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

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of and September 30, 2015 and 2014 due to their short-term nature.

Common stock of Amarantus represents equity investments in common stock that the Company classifies as available for sale. Such investments are carried at fair value in the accompanying consolidated balance sheets. Fair value is determined under the guidelines of GAAP which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in net income. Unrealized gains and losses considered to be temporary are reported as other comprehensive income loss and are included in equity. Other than temporary declines in the fair value of investment is included in Other Income (Loss) on the statement of income.

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The common stock of Amarantus was restricted from sale for six months from acquisition pursuant to Security and Exchange Commission Rule 144. The restrictive period has lapsed. The total value of Amarantus common stock at September 30, 2015 is $300,000. The unrealized loss for the year ended September 30, 2015 was $2,700,000 and is considered to be an other than temporary decline in fair value. As such, the loss has been reported on the statement of income for the year ended September 30, 2015.

The Company issued notes payable that contained conversion features which were accounted for separately as derivative liabilities and measured at fair value on a recurring basis. Changes in fair value are charged to other income (expenses) as appropriate. The fair value of the derivative liabilities was determined based on Level 2 inputs utilizing observable quoted prices for similar instruments in active markets and observable quoted prices for identical or similar instruments in markets that are not very active. Derivative liabilities totaled $-0- and $5,164 as of September 30, 2015 and 2014, respectively. See Note G - Notes Payable - Convertible Promissory Notes for additional information.

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

Income Taxes:

The Company accounts for income taxes in accordance with accounting guidance FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

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

Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In applying the revenue model to contracts within its scope, an entity will need to (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. On July 9, 2015, the FASB extended the effective date of adoption of the standard to interim reporting periods within annual reporting periods beginning after December 15, 2017 (that is, beginning in the first interim period within the year of adoption). Early adoption of the standard is permitted for all entities for interim and annual periods beginning after December 15, 2016.

In June 2014, ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”) was issued. Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. ASU 2014-15 becomes effective for the annual period ending at December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) (“ASU 2015-02”), to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. We are evaluating the impact of ASU 2015-02 and if early adoption is appropriate in future reporting periods.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We do not expect the impact of ASU 2015-17 to be material to our consolidated financial statements.

All other recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the condensed financial statements of the Company.

NOTE C - SALE OF ASSET

On November 7, 2014, the Company entered into a Sale Agreement with Amarantus, Clark Corporate Law Group LLP ("CCLG") and Gordon & Rees, LLP (“Gordon & Rees”). Under the Sale Agreement, the Company agreed to sell to Amarantus all of its rights and claims in the Lonza Litigation. These include all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company has agreed to sell its PermaDerm® trademark and related intellectual property rights associated with it. The purchase price to be paid by Amarantus was of: (i) $3,500,000 in cash, and (ii) shares of common stock in Amarantus having a value of $3,000,000. A portion of the cash purchase price is allocated to repay debt. On January 30, 2015, the agreement was amended whereby the cash portion of the purchase price was increased by $100,000 to $3,600,000 and the final payment was extended to February 20, 2015. The final payment of $2,500,000 was received on February 24, 2015.

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

During fiscal 2015, the Company recorded a gain on sale of assets in the amount of $6,604,431. In addition, as a result of the Sale Agreement, the Company determined that it is no longer liable for accounts payable to Lonza in the amount of $973,374. The liability has been reversed and is included in operating expenses as an item of income.

The Company also granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by the Company. Amarantus can exercise this option at a cost of $10,000,000 plus a royalty of 5% on gross revenues in excess of $150 million.

NOTE D - INTANGIBLE ASSETS

As discussed in Note A, the Company paid $3,000,000 to Lonza in 2010 to purchase an exclusive know-how license and assistance in gaining FDA approval. The $3,000,000 payment was recorded as an intangible asset. Due to ongoing disputes and pending any settlement of the lawsuit, the Company subsequently determined that the value of the intangible asset and related intellectual property had been fully impaired. As a result, the balance of the intangible asset was $-0- at September 30, 2014.

In August 2010, the Company paid $7,500 and obtained the rights to the trademarks PermaDerm® and TempaDerm® from KJR-10 Corp.

As discussed above in Note C, the Company sold its intangible assets on November 7, 2014. At September 30, 2015 and 2014, intangible assets totaled $-0- and $7,500, respectively.

NOTE E - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,
	2015	2014
Registration penalty	$250,203	$250,203
Salaries and payroll taxes	784,251	1,163,389
Professional fees	194,590	216,472
Interest	57,342	110,026
	$1,286,386	$1,740,090

NOTE F - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both September 30, 2015 and 2014, the loan payable totaled $10,000.

Loans Payable - Related Parties:

In October 2011, Craig Eagle, a director of the Company, made advances to the Company. The loan bore interest at 5% and was due on demand. At September 30, 2014, the loan balance was $38,221 and was repaid in April 2015.

John Weber, the Company’s Chief Financial Officer, has made advances to the Company. The loan bore interest at 5% and was due on demand. At September 30, 2014, the loan balance was $122,100 and was repaid in April 2015.

Randall McCoy, the Company’s Chief Executive Officer, has made advances to the Company. The loan bears interest at 5% and is due on demand. During the year ended September 30, 2015, $95,000 of Company expenses paid directly by McCoy were submitted for reimbursement. These expenses had not been reimbursed to McCoy by a former underwriter. At September 30, 2015 and 2014, the loan balance was $95,000 and $8,500, respectively.

In March through September 2014, the Company received other advances from related parties totaling $35,696. The loans bore interest at 5% and were due on demand. At September 30, 2014 the loan balances were $36,996 and were repaid in April 2015.

At September 30, 2015 and 2014, loans payable - related parties totaled $95,000 and $205,817, respectively.

NOTE G - NOTES PAYABLE

Note Payable - Insurance Financing:

In September 2014, the Company renewed its policy and financed premiums totaling $51,613. The note required an initial down payment of $10,322 and was payable over a nine-month term. The note was paid in full in June 2015 in accordance with the original terms. The balance of the loan was $51,613 at September 30, 2014.

Bridge Financing:

On December 21, 2011, the Company issued a $150,000 promissory note (“Note 2”) to an individual. Note 2 bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% will be charged on any late payments. Note 2 was not paid at the maturity date and the Company is incurring additional interest described above. At both September 30, 2015 and 2014, the Note 2 balance was $175,000.

In May 2013, the Company issued a convertible promissory note (“Note 29”) totaling $25,000 to an individual. Note 29 bore interest at the rate of 8% per annum and was due in November 2013. Note 29 and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. The Company did not record a discount for the conversion feature as the conversion price was greater than the price of the common stock on the issuance date. At maturity, the principal and interest were scheduled to convert to 520,055 shares of common stock but the individual waived the conversion of the principal and accrued interest. At September 30, 2014 the Note 29 balance was $25,000. In February 2015 the note was repaid full.

In August 2013, the Company issued convertible promissory notes (“Note 35-36”) totaling $250,000 to two individuals. The notes bore interest at the rate of 8% per annum and were due in August 2014. The principal and accrued interest thereon were convertible into shares of common stock at the rate of $0.03 per share and automatically convert on the maturity dates unless paid sooner by the Company. The Company did not record discounts for the conversion features as the conversion prices were greater than the prices of the common stock on the issuance dates. At maturity, the principal and interest were scheduled to automatically convert into 4,500,000 shares of common stock but the individuals waived the conversion of the principal and accrued interest. At September 30, 2014, the balance of Notes 35-36 was $250,000. In February 2015 the notes were repaid full.

On December 31, 2013, the Company issued a convertible promissory note (“Note 37”) totaling $75,000 to an individual. The note bore interest at the rate of 8% per annum and was due in May 2014. The principal and accrued interest thereon were convertible into shares of common stock at the rate of $0.02 per share and automatically converted on the maturity date unless paid sooner by the Company. In addition, at the date of conversion, the Company was to issue a two-year warrant to purchase an additional 937,500 shares of common stock at $0.25 per share. The warrant has not been issued. For financial reporting purposes, the Company recorded discounts of $20,455 to reflect the value of the warrant and a discount of $54,545 to reflect the value of the beneficial conversion feature. The discount was amortized over the term of Note 37. At maturity, the principal and interest automatically converted and the Company subsequently issued 3,874,110 shares of common stock on March 31, 2015.

Convertible Promissory Notes:

Lender

In October 2012, the Company issued a promissory note to a financial institution (the “Lender”) to borrow up to a maximum of $225,000. The note bore interest so that the Company would repay a maximum of $250,000 at maturity, which correlated to an effective rate of 10.59%. From inception until February 2014, the Company received $175,000 including $25,000 during the year ended September 30, 2014. Material terms of the note include the following:

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

The balance of the notes was $9,592 at September 30, 2014. In October 2014, the remaining balance due on these notes of $9,592 plus accrued interest of $1,499 was converted into 7,920,291 shares of the Company’s common stock.

The conversion feature contained in the promissory note is considered to be an embedded derivative. The Company bifurcated the conversion feature and recorded a derivative liability on the consolidated balance sheet. The Company recorded the derivative liability equal to its estimated fair value. Such amount was also recorded as a discount to the convertible promissory note and is being amortized to interest expense using the effective interest method. For the years ended September 30, 2015 and 2014 amortization of the debt discount amounted to $7,675 and $64,675, respectively. At September 30, 2014 the unamortized discount was $7,675.

The Company is required to mark-to-market the derivative liability at the end of each reporting period. For the year ended September 30, 2014 the Company recorded a loss on the change in fair value of the conversion option of $76,149 and as of September 30, 2014 the fair value of the conversion option was $5,163.

CCLG

In May 2013, the Company issued a convertible promissory note totaling $293,700 to “CCLG” in lieu of amounts payable. The note bears interest at the rate of 12% per annum and was originally due November 21, 2013. The maturity date of the note was extended to February 21, 2014 and extended again to August 31, 2014. The note is secured by all of the assets of the Company. The note and accrued interest are convertible into shares of common stock at a conversion rate of the lower of $0.04 per share or 80% of the average of the lowest three trading prices in the 20 trading days previous to the conversion but the number of shares that can be issued is limited as defined in the note agreement. In addition, the Company issued a five-year warrant to purchase an additional 50,000 shares of common stock at a per share exercise price of the lower of $0.04 per share or 80% of the average of the lowest three trading prices in the 20 trading days previous to the conversion. The note was not paid at the maturity date but no action was taken by CCLG. For the period from October 1, 2014 through February 2015, the Company repaid the total amount outstanding.

The conversion features contained in the promissory note and the warrant are considered to be embedded derivatives. The Company bifurcated the conversion features and recorded derivative liabilities on the consolidated balance sheet. The Company recorded the derivative liabilities equal to their estimated fair value of $153,300. Such amount was also recorded as a discount to the convertible promissory note and was amortized to interest expense using the effective interest method. For the year ended September 30, 2015 and 2014, amortization of the debt discount amounted to$-0- and $64,104, respectively. At September 30, 2014, the unamortized discount is $-0-.

The Company is required to mark-to-market the derivative liabilities at the end of each reporting period. For the year ended September 30, 2015 and 2014, the Company recorded a gain (loss) on the change in fair value of the conversion option of $(533,393) and $193,247, respectively, and as of September 30, 2015 and 2014, the fair value of the conversion option was $-0-.

At September 30, 2015 and 2014 the balance of the convertible notes was $-0- and $293,700, net of unamortized discounts of $-0- and $7,675, respectively.

NOTE H - RELATED PARTY TRANSACTIONS

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

No rent is charged for either premise.

NOTE I - INCOME TAXES

The Company did not incur current tax expense for both the years ended September 30, 2015 and 2014. The provision for income taxes and income tax benefits for the years ended September 30, 2015 and 2014, respectively represents deferred taxes.

At September 30, 2015, the Company had available approximately $4.2 million of net operating loss carry forwards which expire in the years 2029 through 2034. However, the use of the net operating loss carryforwards generated prior to September 30, 2011 totaling $0.7 million is limited under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code.

Significant components of the Company’s deferred tax assets at September 30, 2015 and 2014 are as follows:

	2015	2014
Net operating loss carry forwards	$2,574,628	$2,850,535
Unrealized loss	1,080,000	—
Intangible assets	—	1,200,000
Stock based compensation	227,201	355,265
Accrued expenses	355,265	539,912
Total deferred tax assets	4,237,094	4,945,712
Valuation allowance	(4,237,094)	(2,116,712)
Net deferred tax assets	$—	$2,829,000

Due to the uncertainty of their realization, a valuation allowance has been established for all of the income tax benefit as of September 30, 2015 and a portion of the deferred income tax benefit as of September 30, 2014 for these deferred tax assets.

The following is a reconciliation of the Company’s income tax rate using the federal statutory rate to the actual income tax rate as of September 30, 2015 and 2014:

	2015	2014
Federal tax rate	34%	(34)%
Effect of state taxes	6%	(6)%
Adjustment of valuation allowance	92%	(412)%
Permanent differences	7%	3%
Net operating loss carry forward	(47)%	37%
Total	92%	(412)%

At September 30, 2015 and 2014, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2015 and 2014, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal income tax returns under a statute of limitations. The 2012 through 2015 tax years generally remain subject to examination by federal tax authorities. The Company has not filed any of its state income tax returns since inception. Due to recurring losses, management believes that once such returns are filed, the Company would incur state minimum tax liabilities that were not deemed material to accrue.

NOTE J - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has an initial stated value of $1 and was convertible into shares of the Company’s common stock at the rate of 10 for 1.

The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $70,800 and $70,800 for the years ended September 30, 2015 and 2014, respectively. At September 30, 2015 and 2014, dividends payable totaled $322,042 and $251,242, respectively.

At both September 30, 2015 and 2014, 885,000 shares of Series A Preferred were outstanding.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At September 30, 2015, no shares of Series B Preferred are outstanding.

Common Stock Issuances:

2014 Transactions

1.	The Company issued 2,600,000 shares of its common stock for the conversion of notes payable issued under the Bridge Financing and accrued interest.

2.	The Company issued 14,840,392 shares of common stock for the conversion of principal and accreted interest owed to the Lender.

3.	The Company issued 960,000 shares of common stock for the exercise of a warrant.

4.	On December 24, 2013, the Company issued 1,038,751 shares of its common stock as a finder’s fee to an entity for introducing investors and/or lenders who provided funding to the Company in fiscal 2013. The shares were valued at $35,851.

2015 Transactions

1.	The Company issued 7,920,291 shares of its common stock for the conversion of principal and accreted interest owed to the Lender. $7,920 was credited to common stock and $3,171 to additional paid in capital.

2.	The Company issued 10,392,967 shares of its common stock that had previously been classified as common stock to be issued upon conversion of principal and accrued interest owed to lenders. $10,393 was credited to common stock and $402,040 was credited to additional paid in capital.

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

On January 15, 2015, the Company entered into a stock option agreement with an officer of the Company. The agreement grants the Officer an option to purchase 10 million shares of common stock at $0.02 per share. The agreement expires on January 15, 2019. The options were valued utilizing the Black-Scholes option pricing model with the following assumptions: exercise price: $0.02; expected volatility: 22.16%; risk-free rate: .75%; expected term: 3 years. The grant date fair value per share was $0.003 and the options vest immediately.

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

Stock based compensation amounted to $32,365 and $27,556 for the year ended September 30, 2015 and 2014, respectively.

Option activity for 2014 and 2015 is summarized as follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding, October 1, 2013	5,542,688	$0.19
Granted
Forfeited
Options outstanding, September 30, 2014	5,542,688	$0.19

Granted	10,000,000	$0.02
Forfeited
Options outstanding, September 30, 2015	15,542,688	$0.08

Aggregate intrinsic value	$0.00

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

The following table summarizes information regarding stock options outstanding at September 30, 2015:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$0.020	10,000,000	4.29	$0.020	10,000,000	$0.020
$0.035	3,542,688	.27	$0.035	3,542,688	$0.035
$0.460	2,000,000	.14	0.460	2,000,000	0.460
$0.020-$0.46	15,542,688	2.84	$0.080	15,542,688	$0.080

As of September 30, 2015, there was no unrecognized compensation cost related to non-vested options granted.

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

A summary of the warrants outstanding at September 30, 2015 is as follows:

	Exercise	Expiration
Warrants	Price	Date
50,000	Various	2018
—	$—	—
672,500	$0.15	2018
937,500	$0.25	2016
150,000	$0.50	2015
10,000	$0.75	2016
—	$—	—
66,667	$1.50	2016
1,886,667

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending September 30, 2015.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Randall McCoy	66	Chief Executive Officer and Director
John J. Weber	66	Chief Financial Officer and Director
Dr. J. Roy Nelson	68	Chief Science Officer
Joseph Rubinfeld	83	Director
Craig Eagle	48	Director

Randall McCoy has served as our Chief Executive Officer and director since July 2010. Prior to joining the Company, Mr. McCoy served as President of McCoy Enterprises LLC since its founding in May 2002. Mr. McCoy has more than 41 years of experience in the healthcare industry and has assisted both small and major pharmaceutical/device companies address FDA issues. He served as Laboratory Manager and Instructor at both George Washington University and Temple Medical School, and served as Program Manager at the Stanford Research Institute, Healthcare Division, of the David Sarnoff Research Center. Mr. McCoy has also helped over 225 foreign and domestic companies introduce their FDA regulated drug and medical device products into the US and world market. He currently holds over 30 US and international patents.

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

Dr. J. Roy Nelson Chief Science Officer owns and operates a FDA registered cGMP audited laboratory. The Material Testing Laboratory holds a Schedule I-V DEA drug license and with an electronic FDA submission portal. His laboratory provides material science supports for new medical devices and drug support for major pharmaceutical as well as smaller companies. In addition to numerous medical device and drug developmental projects, he has been on two FDA consent decree remediations writing SOPs and other FDA compliance documents. He has eight years experience working with various collagen products, such as sponges. Prior to 1988, Dr. Nelson was a senior material scientist at RCA/SRI in Princeton, NJ. He has more than twenty US patents. Dr. Nelson and Mr. McCoy have worked on numerous projects together since 1979 and share co-inventor positions on various patents.

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

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended September 30, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randall McCoy Chief Executive Officer, Principal Executive Officer and Director	2015 2014	$218,750(1) $125,000(2)	0 0	0 0	0 0	0 0	0 0	0 0	$218,750 $125,000
John J. Weber Interim Chief Financial Officer, and Director	2015 2014	$125,000(5) $31,250	0 0	0 0	0 0	0 0	0 0	0 0	$125,000 $31,250
Chris Hadsall Chief Operating Officer	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Dr. J. Roy Nelson Chief Science Officer	2015 2014	$150,000(3) $125,000(4)	0 0	0 0	0 0	0 0	0 0	0 0	$150,000 $125,000

(1)	Of the $125,000 in salary to Mr. McCoy, $97,083 remains unpaid as accrued compensation. On January 1, 2015, Mr. McCoy’s annual salary was increased to $250,000 based on the terms of his employment agreement.
(2)	Of the $125,000 in salary to Mr. McCoy, $125,000 remains unpaid as accrued compensation.
(3)	Of the $150,000 in salary to Mr. Nelson, $87,500 remains unpaid as accrued compensation.
(4)	Of the $150,000 in salary to Mr. Nelson, $150,000 remains unpaid as accrued compensation.
(5)	Of the $125,000 in salary to Mr. Weber, $109,375 remains unpaid as accrued compensation.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Randall McCoy	885,672	—	—	$0.035	12/22/15	—	—	—	—
John J. Weber	885,672	—	—	$0.035	12/22/15	—	—	—	—
John J. Weber	10,000,000	—	—	$0.02	01/15/2019	—	—	—	—

  (1) On December 10, 2013 the Board amended the option price to $0.035 from $0.62, and agreed to extend these options. Formal extension was left open until the next board meeting.

Director Compensation

The table below summarizes all compensation of our directors during the fiscal year ended September 30, 2015.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Joseph Rubinfeld	—	—	—	—	—	—	—
Dr. Craig Eagle	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 8, 2016, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

Beneficial owner	Number of shares beneficially owned (1)		Percentage Owned(2)
Officers and Directors
Randall McCoy	21,207,313	(3)	13.74%
John J. Weber	10,935,672	(4)	6.65%
Joseph Rubinfeld	1,935,672	(5)	1.25%
Craig Eagle	935,672	(6)	*
Officers and Directors collectively	35,014,329		22.68%
5 Percent Shareholders
Christopher Brown 100 N Tryon St. #4700 Charlotte, NC 28200	10,000,000		6.52%

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

(3) Includes 20,321,641 shares of common stock held in his name and options to purchase 885,672 shares of common stock. These options expired but are expected to be renewed in 2016.

(4) Includes 50,000 shares of common stock held in his name and options to purchase 10,885,672 shares of common stock. 885,672 of these options are expired but are expected to be renewed in 2016.

(5) Includes 1,050,000 shares of common stock held in his name and options to purchase 885,672 shares of common stock. These options expired but are expected to be renewed in 2016.

(6) Includes 50,000 shares of common stock held in his name and options to purchase 885,672 shares of common stock. These options expired but are expected to be renewed in 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since October 1, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest:

1.	Our principal executive offices are located in Little Falls, New Jersey. The headquarters is located in the offices of McCoy Enterprises LLC, an entity controlled by Mr. McCoy. The office is attached to his residence but has its own entrances, restroom and kitchen facilities.

2.	We also maintain an office in Pennington, New Jersey, which is the materials and testing laboratory. This office is owned by Materials Testing Laboratory, and the principal is an employee.

3.	We have an employment agreement with our CEO, Randall McCoy, as discussed above.

4.	In October 2011 and again in May 2014, Craig Eagle, one of our directors, made advances to us. The loans do not bear interest and are due on demand. At September 30, 2015 and 2014, the loan balance was $ 0 and $38,221, respectively.

5.	Randall McCoy, our Chief Executive Officer, made advances to us. The loans do not bear interest and are due on demand. At September 30, 2015 and 2014, the loan balance was $95,000 and $8,500, respectively.

6.	John Weber, our Chief Financial Officer, has made advances to us. The loans do not bear interest and are due on demand. At September 30, 2015 and 2014, the loan balance was $0 and $122,100, respectively.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we believe that Joseph Rubinfeld and Craig Eagle are independent directors.

Item 14. Principal Accountant Fees and Services

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

Aggregate fees for professional services rendered for the Company by Rotenberg Meril Solomon Bertiger & Guttilla, P.C., our independent registered public accounting firm, for the years ended September 30, 2015 and 2014 are set forth below:

Financial Statements for the Year Ended September 30	Audit Fees	Audit Related Fees	Tax Fees	Other Fees
2015	$88,500	$0	$0	$0
2014	$99,046	$0	$0	$0

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

All Other Fees include any other fees charged that are not otherwise specified.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.4	Know-How License and Stock Purchase Agreement (2)
10.5	Form of Stock Option Agreement(3)
10.6	Employment Agreement for Randall McCoy(5)
10.7	Asset Purchase Agreement(7)
14.1	Code of Ethics (6)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006; also incorporated by reference to the Current Report on Form 8-K filed on October 29, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K/A filed on April 27, 2011.
(3)	Incorporated by reference to the Annual Report on Form 10-K filed on January 13, 2011.
(4)	Incorporated by reference to the Current Report on Form 8-K filed on October 5, 2010.
(5)	Incorporated by reference to the Current Report on Form 8-K filed on July 22, 2010.
(6)	Incorporated by reference to the Current Report on Form 8-K filed on May 17, 2011.
(7)	Incorporated by reference to the Current Report on Form 8-K filed November 17, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regenicin, Inc.

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 13, 2016

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 13, 2016

By:	/s/ John J. Weber
John J. Weber Interim Chief Financial Officer, Principal Financial and Accounting Officer, and Director
January 13, 2016

By:	/s/ Dr. Joseph Rubinfeld
Dr. Joseph Rubinfeld Director
January 13, 2016

