Form 10-Q
period 2015-12-31
Regenicin, Inc.
filed 2016-02-16
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 as of January 28, 2016.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2015 and September 30, 2015 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014 (unaudited);
F-3	Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2015 and 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014 (unaudited); and
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2015	2015
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$794,845	$1,061,377
Prepaid expenses and other current assets	145,748	119,236
Common stock of Amarantus Corporation	158,750	300,000
Total current and total assets	$1,099,343	$1,480,613

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$346,436	$360,228
Accrued expenses	1,340,938	1,286,386
Dividends payable	339,887	322,042
Bridge financing	175,000	175,000
Loan payable	10,000	10,000
Loans payable - related parties	110,500	95,000
Total current and total liabilities	2,322,761	2,248,656
STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,911	157,914
Additional paid-in capital	9,837,631	9,787,578
Accumulated deficit	(11,074,167)	(10,709,992)
Accumulated other comprehensive loss	(141,250)	—
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(1,223,418)	(768,043)
Total liabilities and stockholders' deficiency	$1,099,343	$1,480,613

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2015	2014
	(UNAUDITED)	(UNAUDITED)
Revenues	$—	$—
Operating expenses
Research and development	738	—
General and administrative	291,131	140,286
Stock based compensation - general and administrative	67,895	—
Reversal of accounts payable - Lonza	—	(973,374)
Total operating expenses	359,764	(833,088)
Income (loss) from operations	(359,764)	833,088
Other income (expenses)
Interest expense, including amortization of debt discounts	(4,411)	(30,944)
Gain on sale of assets	—	4,104,431
Loss on derivative liabilities	—	(528,230)
Total other income (expenses)	(4,411)	3,545,257
Income (loss) before income tax	(364,175)	4,378,345
Income tax expense	—	1,965,700
Net income (loss)	(364,175)	2,412,645
Preferred stock dividends	(17,845)	(17,845)
Net income (loss) attributable to common stockholders	$(382,020)	$2,394,800

Income (loss) per share:
Basic	$(0.00)	$0.02
Diluted	$(0.00)	$0.01

Weighted average number of shares outstanding
Basic	153,483,050	152,634,745
Diluted	153,483,050	168,999,745

See Notes to Consolidated Financial Statements.

F-2

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2015	2014
	(UNAUDITED)	(UNAUDITED)
Net income (loss)	$(364,175)	$2,412,645
Other Comprehensive loss:
Changes in unrealized loss on available for sale securities, net of income taxes	(141,250)	(534,000)
Comprehensive income (loss)	$(505,425)	$1,878,645

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2015	2014
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(364,175)	$2,412,645
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	—	1,965,700
Amortization of debt discounts	—	7,674
Accrued interest on notes and loans payable	4,412	6,839
Stock based compensation - G&A	67,895
(Gain) loss on derivative liabilities	—	528,230
Gain on sale of assets	—	(4,104,431)
Reversal of accounts payable	—	(973,374)
Expenses directly paid by Officer	15,500	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(26,512)	(12,099)
Accounts payable	(13,792)	(57,936)
Accrued expenses	50,140	13,577
Net cash used in operating activities	(266,532)	(213,175)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	—	650,000
Purchase of Intangible	—	(10,000)
Net cash provided by financing activities	—	640,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related parties	—	19,330
Repayments of loans from related party	—	(12,040)
Repayments of notes payable - insurance financing	—	(26,839)
Repayments of convertible promissory notes	—	(134,052)
Net cash used in financing activities	—	(153,601)

NET INCREASE (DECREASE) IN CASH	(266,532)	273,224
CASH - BEGINNING OF PERIOD	1,061,377	492
CASH - END OF PERIOD	$794,845	$273,716

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$48,173
Cash paid for taxes	$—	$—
Non-cash activities:
Sale of assets
Common Stock of Amarantus received	$—	$(3,000,000)
Amounts receivable from Amarantus	$—	$(450,000)
Preferred stock dividends	$17,845	$17,845
Shares issued/to be issued in connection with conversion of debt and accrued interest	$—	$11,091
Derivative liabilities reclassified to additional paid-in capital	$—	$368,322
Increase in loans payable - related parties from Company expenses directly paid by officer	$15,500	$—

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

The Company intends to use the net proceeds of the transaction to fund development of cultured cell technology and to pursue approval of the products through the FDA. The Company has been developing its own unique cultured skin substitute since receiving Lonza’s termination notice.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015, as filed with the Securities and Exchange Commission.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $11.0 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is using the proceeds from the Asset Sale to fund operations. Once the funds are exhausted, management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of and December 31, 2015 and September 30, 2015 due to their short-term nature.

Common stock of Amarantus represents equity investments in common stock that the Company classifies as available for sale. Such investments are carried at fair value in the accompanying consolidated balance sheets. Fair value is determined under the guidelines of GAAP which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in net income. Unrealized gains and losses considered to be temporary are reported as other comprehensive income (loss) and are included in stockholders equity. Other than temporary declines in the fair value of investment is included in Other income (expense) on the statement of income.

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at December 31, 2015 is $158,750. The unrealized loss for the three months ended December 31, 2015 and 2014 was $141,250 and $534,000 net of income taxes, respectively, and was reported as a component of comprehensive loss. During the fiscal year ended September 30, 2015, the Company recognized an other than temporary loss on the stock in the amount of $2.7 million which was recognized on the statement of net income.

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

	Three Months Ended December 31,
	2015	2014
Income (Loss) Per Common Share - Basic:
Net income (loss) available to common stockholders	$(388,020)	$2,394,800
Weighted-average common shares outstanding	153,483,050	152,634,745
Basic income (loss) per share	$(0.00)	$.02

Income (Loss) Per Common Share - Diluted:
Net income (loss) available to common stockholders	$(388,020)	$2,394,800

Weighted-average common shares outstanding	153,483,050	152,634,745
Convertible preferred stock and debentures	-	16,365,000
Weighted-average common shares outstanding and common share equivalents	153,483,050	168,999,745

Diluted income (loss) per share	$(0.00)	$0.01

The following securities have been excluded from the calculation of net loss per share for the quarter ended December 31, 2015, as their effect would be anti-dilutive:

Options	13,542,688
Warrants	799,167
Convertible preferred stock	8,850,000

The following securities have been excluded from the diluted per share calculation for the quarter ended December 31, 2014 because the exercise price was greater than the average market price of the common shares:

Options	5,542,688
Warrants	3,561,667

NOTE 4 - SALE OF ASSET

On November 7, 2014, the Company entered into a Sale Agreement with Amarantus, Clark Corporate Law Group LLP ("CCLG") and Gordon & Rees, LLP (“Gordon & Rees”). Under the Sale Agreement, the Company had agreed to sell to Amarantus all of its rights and claims in the Lonza Litigation. These include all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company had agreed to sell its PermaDerm® trademark and related intellectual property rights associated with it. The purchase price to be paid by Amarantus was: i) $3,500,000 in cash, and (ii) shares of common stock in Amarantus having a value of $3,000,000. A portion of the cash purchase price was allocated to repay debt. On January 30, 2015, the agreement was amended whereby the cash portion of the purchase price was increased by $100,000 to $3,600,000 and the final payment was extended to February 20, 2015. Since Amarantus did not adhere to the original and amended agreements, the Company did not record the final installment of $2.5 million until it was received on February 24, 2015.

The payments to CCLG, satisfied in full the obligations owed to CCLG under its secured promissory note. The $3,000,000 in Amarantus common stock was satisfied by the issuance of 37,500,000 shares of Amarantus common stock from Amarantus to the Company. In addition to the sale price, Amarantus paid Gordon & Rees $450,000 upon entering the agreement. The payment to Gordon & Rees was to satisfy in full all contingent litigation fees and costs owed to Gordon & Rees in connection with the Lonza Litigation.

During the three months ended December 31, 2014, the Company recorded a gain on the sale of assets of $4,104,431. In addition, as a result of the Sale Agreement, the Company determined that it is no longer liable for accounts payable to Lonza in the amount of $973,374. The liability was reversed and included in operating expenses as an item of income during the three months ended December 31, 2014.

The Company also granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by the Company. Amarantus can exercise this option at a cost of $10,000,000 plus a royalty of 5% on gross revenues in excess of $150 million.

NOTE 5 - INTANGIBLE ASSETS

As discussed in Note 1, the Company paid $3,000,000 to Lonza in 2010 to purchase an exclusive know-how license and assistance in gaining FDA approval. The $3,000,000 payment was recorded as an intangible asset. Due to ongoing disputes and pending any settlement of the lawsuit, the Company subsequently determined that the value of the intangible asset and related intellectual property had been fully impaired. As a result, the balance of the intangible asset was $-0- at September 30, 2014.

In August 2010, the Company paid $7,500 and obtained the rights to the trademarks PermaDerm® and TempaDerm® from KJR-10 Corp.

As discussed above in Note 4, the Company sold its intangible assets on November 7, 2014.

NOTE 6 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both December 31, 2015 and September 30, 2015, the loan payable totaled $10,000.

Loans Payable - Related Parties:

During the year ended September 30, 2015, $95,000 of Company expenses were paid directly by Randall McCoy, the Company’s Chief Executive Officer and were submitted for reimbursement. At both December 31, 2015 and September 30, 2015, the outstanding balance was $95,000.

During the quarter ended December 31, 2015, $15,500 of Company expenses were paid directly by John Weber, the Company’s Chief Financial Officer and were submitted for reimbursement. At December 31, 2015 the outstanding balance was $15,500.

At December 31, 2015 and September 30, 2015, loans payable - related parties totaled $110,500 and $95,000, respectively.

NOTE 7 – BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest described above. At both December 31, 2015 and September 30, 2015, the note balance was $175,000.

NOTE 8 - INCOME TAXES

The Company did not incur current tax expense for the three months ended December 31, 2015. The provision for income taxes of $1,965,700 for the three months ended December 31, 2014 represents deferred taxes.

At December 31, 2015, the Company had available approximately $3.7 million of net operating loss carry forwards which expire in the years 2029 through 2035. However, the use of the net operating loss carryforwards generated prior to September 30, 2011 totaling $0.7 million is limited under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code.

Significant components of the Company’s deferred tax assets at December 31, 2015 and September 30, 2015 are as follows:

	December 31, 2015	September 30, 2015
Net operating loss carry forwards	$1,489,225	$2,574,628
Unrealized loss	1,136,500	1,080,000
Stock based compensation	40,476	227,201
Accrued expenses	395,274	355,265
Total deferred tax assets	3,061,475	4,237,094
Valuation allowance	(3,061,475)	(4,237,094)
Net deferred tax assets	$-	$-

Due to the uncertainty of their realization, a valuation allowance has been established for all of the income tax benefit for these deferred tax assets.

At both December 31, 2015 and September 30, 2015, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2015 and 2014, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

NOTE 9 - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

Series A Preferred pays a dividend of 8% per annum on the stated value and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has an initial stated value of $1 and are convertible into shares of the Company’s common stock at the rate of 10 for 1.

The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $17,845 and $17,845 for the three months December 31, 2015 and 2014, respectively. At December 31, 2015 and September 30, 2015, dividends payable total $339,887 and $322,042, respectively, and are included in dividends payable on the balance sheet.

At both December 31, 2015 and September 30, 2015, 885,000 shares of Series A Preferred were outstanding.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At December 31, 2015, no shares of Series B Preferred are outstanding.

NOTE 10 - STOCK-BASED COMPENSATION

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505, “Equity”. Costs are measured at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505.

On January 6, 2011, the Company approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price of $0.035, as amended, per share that expire on December 22, 2015. Effective as of the expiration date, the Company extended the term of those options to December 31, 2018. All other contractual terms of the options remained the same. The option exercise price was compared to the fair market value of the Company’s shares on the date when the extension was authorized by the Company, resulting in the immediate recognition of $67,895 in compensation expense. There is no deferred compensation expense associated with this transaction, since all extended options had previously been fully vested. The extended options were valued utilizing the Black-Scholes option pricing model with the following assumptions: Exercise price of $0.035, expected volatility of 208%, risk free rate of 1.31% and expected term of 3.03 years. Stock based compensation amounted to $67,895 and $0 for the three months ended December 31, 2015 and 2014, respectively. Stock-based compensation is included in general and administrative expenses.

NOTE 11 - RELATED PARTY TRANSACTIONS

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

NOTE 12 - SUBSEQUENT EVENTS

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

We submitted a "Request for Designation" to the FDA to determine which group within the agency would be assigned to evaluate NovaDerm™. The FDA responded in a phone conversation with our CEO and staff that the product would be designated as a "Biologic". NovaDerm™ would thus be the first and only autologous Engineered Skin Substitute classified as a Biologic for treatment of burns greater than 30%, which not only serves as a point of product differentiation, but will also open up the opportunity for NovaDerm™ to apply for Orphan Designation, with all available benefits.

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

Our Business Moving Forward:

The company goal is to be positioned to enter FDA clinical trials in the second half of 2016. Management believes this goal is obtainable provided the following planned steps are completed on time as described below:

Calendar Q1 2016

1.	Completion of the laboratory portion of analytical research services.
2.	Finalize and execute the contract with a supplier of “Closed Herd” collagen. Pricing and general terms still have to be determined.
3.	Finalize and execute a contract with a manufacturer of collagen scaffolds and the actual NovaDerm™ product. Pricing and general terms still have to be determined.
4.	Selection of a Clinical Research Organization and two clinical sites for the clinical trials
5.	Assemble a Data Safety Monitoring Board
6.	Obtain the final report of our analytical research company.

Calendar Q2 2016

1.	Arrange a Tech Transfer of the manufacturing process
2.	Apply for Orphan Designation with the FDA
3.	Submit Documents to the an institutional review board (IRB) for approval of our biomedical research plan
4.	Run First Engineering process to produce samples for a Mouse Study.
5.	Request FDA Pre-IND meeting.
6.	Negotiate and contract for mouse study
7.	Revise IND as needed
8.	Obtain Orphan Designation of NovaDerm™ as a Biologic for burns greater than 30% of the total burn surface area.

Calendar Q3 2016

1.	Submit IND
2.	Finalize Clinical files and clinical site training.
3.	Prepare and file IRB final documentation

Calendar Q4 2016

Begin Clinical Trials

Results of Operations for the Three Months Ended December 31, 2015 and 2014

We generated no revenues from September 6, 2007 (date of inception) to December 31, 2015. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $359,764 for the three months ended December 31, 2015, compared with operating expenses of $833,088 for the three months ended December 31, 2014. General and administrative expenses accounted for $291,131 of our operating expenses, $67,895 resulted from stock based compensation and $738 was from research and development for the three months ended December 31, 2015. The major difference and shift in operating expenses from the three months ended December 31, 2014 was accounted for by a reversal of our accounts payable in the amount of $973,374 related to the Lonza litigation. Otherwise, all operating expenses during the three months ended December 31, 2014 were from General and Administrative expenses in the amount of $140,286.

Net other income (expense) was ($4,411) for the three months ended December 31, 2015, as compared to net other income of $3,545,257 for the three months ended December 31, 2014. Other income and expenses for the three months ended December 31, 2015 consisted of only interest expenses of $4,411. Other income and expenses for the same period ended 2014 consisted of a loss on derivative liabilities of $528,230, an interest expense of $30,944, and a gain on sale of assets of $4,104,431.

After provision for preferred stock dividends of $17,845, we recorded net loss of $382,020 for the three months ended December 31, 2015. By comparison, we recorded net income attributable to common shareholders of $2,394,800 for the three months ended December 31, 2014. Our net income for the quarter ended December 31, 2014 was primarily the result of gains recorded as a result of our sale of intellectual property rights to Amarantus.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $794,845 and total current assets of $1,099,343. As of December 31, 2015, we had current liabilities of $2,322,761. We therefore had negative working capital of ($1,223,418).

Operating activities used $266,532 in cash for the three months ended December 31, 2015. The decrease in cash was primarily attributable to funding the loss for the period.

Investing activities and Financing activities provided no cash or cash expenditure during the quarter ended December 31, 2015. We note that the value of the shares of Amarantus we obtained from the sale of assets transaction have declined significantly in value since the consummation of the agreement.

We have issued various promissory notes in prior years to meet our short term demands. While this source of bridge financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan. Our long term financial needs are estimated to be approximately $8 to $10 million.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to reduce operating costs and fund operations through increased debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

For the three months ended December 31, 2015, we issued 0 shares of common stock for the conversion of principal issued under our bridge financing and accrued interest.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith
9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	February 16, 2016

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

