Form 10-Q
period 2016-03-31
Regenicin, Inc.
filed 2016-05-23
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 as of May 19, 2016.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and September 30, 2015;
F-2	Consolidated Statements of Operations for the three and six months ended March 31, 2016 and 2015 (unaudited);
F-3	Consolidated Statements of Comprehensive Income (Loss) or the three and six months ended March 31, 2016 and 2015 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015 (unaudited); and
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2016	2015
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$586,060	$1,061,377
Prepaid expenses and other current assets	121,729	119,236
Common stock of Amarantus Corporation	13,650	300,000
Total current and total assets	$721,439	$1,480,613

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$378,720	$360,228
Accrued expenses	1,400,028	1,286,386
Dividends payable	357,539	322,042
Bridge financing	175,000	175,000
Loan payable	10,000	10,000
Loans payable - related parties	79,849	95,000
Total current and total liabilities	2,401,136	2,248,656

CONTINGENCY

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	9,819,976	9,787,578
Accumulated deficit	(11,367,694)	(10,709,992)
Accumulated other comprehensive loss	(286,350)	—
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(1,679,697)	(768,043)
Total liabilities and stockholders' deficiency	$721,439	$1,480,613

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Revenues	—	$—	—	—

Operating expenses
Research and development	1,445	33,400	707	33,400
General and administrative	579,588	406,817	288,457	266,531
Stock based compensation - general and administrative	67,895	32,365	—	32,365
Reversal of accounts payable - Lonza	—	(973,374)	—	—
Total operating expenses	648,928	(500,792)	289,164	332,296

Income (loss) from operations	(648,928)	500,792	(289,164)	(332,296)

Other income (expenses)
Interest expense, including amortization of debt discounts	(8,774)	(40,001)	(4,363)	(9,057)
Gain on sale of assets	—	6,604,431	—	2,500,000
Loss on derivative liabilities	—	(528,230)	—	—
Total other income (expenses)	(8,774)	6,036,200	(4,363)	2,490,943
Income (loss) before income tax	(657,702)	6,536,992	(293,527)	2,158,647
Income tax expense	—	2,829,000	—	863,300
Net income (loss)	(657,702)	3,707,992	(293,527)	1,295,347
Preferred stock dividends	(35,497)	(35,303)	(17,652)	(17,458)
Net income (loss) attributable to common stockholders	$(693,199)	$3,672,689	$(311,179)	$1,277,889

Income (loss) per share:
Basic	$(0.00)	$0.02	$(0.00)	$0.01
Diluted	$(0.00)	$0.02	$(0.00)	$0.01
Weighted average number of shares outstanding
Basic	153,483,050	153,041,442	153,483,050	153,457,176
Diluted	153,483,050	161,891,442	153,483,050	162,307,176

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Net income (loss)	$(657,702)	$3,707,992	$(293,527)	$1,295,347
Other Comprehensive loss:
Changes in unrealized loss on available for sale securities, net of income taxes	(286,350)	(1,500,000)	(145,100)	(966,000)
Comprehensive income (loss)	$(944,052)	$2,207,992	$(438,627)	$329,347

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2016	2015
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(657,702)	$3,707,992
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	—	2,829,000
Amortization of debt discounts	—	7,675
Stock based compensation - G&A	67,895	32,365
Loss on derivative liabilities	—	528,230
Gain on sale of assets	—	(6,604,431)
Reversal of accounts payable	—	(973,374)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(2,493)	(52,494)
Accounts payable	18,492	(372,365)
Accrued expenses and accrued interest	113,642	(259,272)
Net cash used in operating activities	(460,166)	(1,156,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	—	3,600,000
Purchase of intangible asset	—	(10,000)
Net cash provided by financing activities	—	3,590,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related parties	15,500	23,330
Repayments of loans from related party	(30,651)	(19,540)
Repayments of notes payable - insurance financing	—	(39,226)
Repayments of notes payable		(275,000)
Net cash used in financing activities	(15,151)	(310,436)

NET INCREASE (DECREASE) IN CASH	(475,317)	2,122,890
CASH - BEGINNING OF PERIOD	1,061,377	492
CASH - END OF PERIOD	$586,060	$2,123,382

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$85,344
Cash paid for taxes	$—	$—

Non-cash activities:
Sale of assets		6,600,000
Common Stock of Amarantus received	$—	$(3,000,000)
Cash received		3,600,000
Preferred stock dividends accrued	$35,497	$35,303
Shares issued/to be issued in connection with conversion of debt and accrued interest	$—	$348,586
Derivative liabilities reclassified to additional paid-in capital	$—	$533,394

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

On November 7, 2014, the Company entered into an Asset Sale Agreement (the “Sale Agreement”) with Amarantus Bioscience Holdings, Inc., (“Amarantus”). Under the Sale Agreement, the Company agreed to sell to Amarantus all of its rights and claims in the litigation currently pending in the United States District Court for the District of New Jersey against Lonza Walkersville and Lonza America, Inc. (the “Lonza Litigation”). This includes all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company agreed to sell the PermaDerm® trademark and related intellectual property rights associated with it. The purchase price paid by Amarantus was: (i) $3,600,000 in cash, and (ii) shares of common stock in Amarantus having a value of $3,000,000 at the sale date. See Note 4 for a further discussion.

The Company is using the net proceeds of the transaction to fund development of cultured cell technology and to pursue approval of the products through the FDA. The Company has been developing its own unique cultured skin substitute since receiving Lonza’s termination notice.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015, as filed with the Securities and Exchange Commission.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses and has an accumulated deficit of approximately $11.4 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is using the proceeds from the Asset Sale to fund operations. Once the funds are exhausted, management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of and March 31, 2016 and September 30, 2015 due to their short-term nature.

Common stock of Amarantus represents equity investments in common stock that the Company classifies as available for sale. Such investments are carried at fair value in the accompanying consolidated balance sheets. Fair value is determined under the guidelines of GAAP which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in net income. Unrealized gains and losses considered to be temporary are reported as other comprehensive income (loss) and are included in stockholders equity. Other than temporary declines in the fair value of investment is included in other income (expense) on the statement of operations.

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at March 31, 2016 is $13,650. The unrealized loss for the six months ended March 31, 2016 and 2015 was $286,350 and $1,500,000, net of income taxes, respectively, and was reported as a component of comprehensive income (loss). The unrealized loss for the three months ended March 31, 2016 and 2015 was $145,100 and $966,000 net of income taxes, respectively, and was reported as a component of comprehensive income (loss). During the fiscal year ended September 30, 2015, the Company recognized an other than temporary loss on the stock in the amount of $2.7 million which was recognized in the statement of operations for that fiscal year.

Recent Pronouncements:

Management does not believe that any of the recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Reclassifications:

Certain amounts have been reclassified in the prior year financial statements presented herein, to conform to the current year presentation.

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

	Six Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Income (Loss) Per Common Share - Basic:
Net income (loss) available to common stockholders	$(693,199)	$3,672,689	$(311,179)	$1,277,889
Weighted-average common shares outstanding	153,483,050	153,041,442	153,483,050	153,457,176
Basic income (loss) per share	$(0.00)	$0.02	$(0.00)	$0.01
Income (Loss) Per Common Share - Diluted:
Net income (loss) available to common stockholders	$(693,199)	$3,672,689	$(311,179)	$1,277,889
Weighted-average common shares outstanding	153,483,050	153,041,442	153,483,050	153,457,176
Convertible preferred stock		8,850,000	0	8,850,000
Weighted-average common shares outstanding and common share equivalents	153,483,050	161,891,442	153,483,050	162,307,176
Diluted income (loss) per share	$(0.00)	$0.02	$(0.00)	$0.01

The following securities have been excluded from the dilution per share calculation for the six months ended March 31, 2016, as their effect would be anti-dilutive:

Options	13,542,688
Warrants	722,500
Convertible preferred stock	8,850,000

The following securities have been excluded from the diluted per share calculation for the six months ended March 31, 2015 because the exercise price was greater than the average market price of the common shares:

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

During the six months ended March 31, 2015, the Company recorded a gain on the sale of assets of $6,604,431. In addition, as a result of the Sale Agreement, the Company determined that it is no longer liable for accounts payable to Lonza in the amount of $973,374. The liability was reversed and included in operating expenses as an item of income during the six months ended March 31, 2015.

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

NOTE 6 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both March 31, 2016 and September 30, 2015, the loan payable totaled $10,000.

Loans Payable - Related Parties:

During the year ended September 30, 2015, the Company recorded expenses that were paid directly by Randall McCoy, the Company’s Chief Executive Officer in prior years and were submitted for reimbursement in the amount of $95,000. During the six months ended March 31, 2016 the Company repaid $15,151 of this loan. At March 31, 2016 and September 30, 2015, the outstanding balance was $79,849 and $95,000, respectively.

During the quarter ended December 31, 2015, $15,500 of Company expenses were paid directly by John Weber, the Company’s Chief Financial Officer and were submitted for reimbursement. During the quarter ended March 31, 2016 this amount was repaid to the Company.

NOTE 7 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest described above. At both March 31, 2016 and September 30, 2015, the note balance was $175,000.

NOTE 8 - INCOME TAXES

The Company did not incur current tax expense for the three and six months ended March 31, 2016. The provision for income taxes of $863,300 and $2,829,000 for the three and six months ended March 31, 2015, respectively represents deferred taxes.

At March 31, 2016, the Company had available approximately $4.0 million of net operating loss carry forwards which expire in the years 2029 through 2035. However, the use of the net operating loss carryforwards generated prior to September 30, 2011 totaling $0.7 million is limited under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code.

Significant components of the Company’s deferred tax assets at March 31, 2016 and September 30, 2015 are as follows:

	March 31, 2016	September 30, 2015
Net operating loss carry forwards	$1,587,390	$2,574,628
Unrealized loss	1,194,540	1,080,000
Stock based compensation	40,105	227,201
Accrued expenses	412,774	355,265
Total deferred tax assets	3,234,809	4,237,094
Valuation allowance	(3,234,809)	(4,237,094)
Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, a valuation allowance has been established for all of the income tax benefit for these deferred tax assets.

At both March 31, 2016 and September 30, 2015, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2016 and 2015, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $35,497 and $17,652 for the six and three months March 31, 2016, respectively and $35,303 and $17,458, respectively for the corresponding periods in the prior year. At March 31, 2016 and September 30, 2015, dividends payable total $357,539 and $322,042, respectively.

At both March 31, 2016 and September 30, 2015, 885,000 shares of Series A Preferred were outstanding.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At March 31, 2016, no shares of Series B Preferred are outstanding.

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

 On January 6, 2011, the Company approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price of $0.035, as amended, per share that were to expire on December 22, 2015. Effective as of the expiration date, the Company extended the term of those options to December 31, 2018. All other contractual terms of the options remained the same. The option exercise price was compared to the fair market value of the Company’s shares on the date when the extension was authorized by the Company, resulting in the immediate recognition of $67,895 in compensation expense. There is no deferred compensation expense associated with this transaction, since all extended options had previously been fully vested. The extended options were valued utilizing the Black-Scholes option pricing model with the following assumptions: Exercise price of $0.035, expected volatility of 208%, risk free rate of 1.31% and expected term of 3.03 years. Stock based compensation amounted to $67,895 and $32,365 for the six months ended March 31, 2016 and 2015, respectively, and $0 and $32,365 for the three months ended March 31, 2016 and 2015, respectively. Stock-based compensation is included in general and administrative expenses.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company’s principal executive offices are located in Little Falls, New Jersey. The headquarters is located in the offices of McCoy Enterprises LLC, an entity controlled by Mr. McCoy. The office is attached to his residence but has its own entrances, restroom and kitchen facilities.

The Company also maintains an office at Carbon & Polymer Research Inc. ("CPR") in Pennington, New Jersey, which is the Company's materials and testing laboratory. An employee of the Company is an owner of CPR.

No rent is charged for either premise.

On May 16, 2016, the Company entered into an agreement with CPR in which CPR will supply the collagen scaffolds used in the Company's production of the skin tissue. The contract contains a most favored customer clause guaranteeing the Company prices equal or lower than those charged to other customers.

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

At the start of 2015, we reached an agreement with an internationally recognized institution to provide analytical R&D services for the proposed new product. This was a necessary step in the process of validating the science supporting our new approach. We believe their research has thus far not only provided support for our new science, but has also brought us product improvements in the form of the best starting materials, an extended shelf life, and potentially reducing the manufacturing time of the product. At present, a study has been completed, a draft report has been received and we are processing the report to completion. Upon completion, we expect this research will be part of our application for FDA approval to start clinical trials, and will provide the basis of the tech transfer to our chosen manufacturers.

NovaDerm™ was selected as the name for the proposed new product and documents were completed to register the name as a new Regenicin trademark. The NovaDerm™ tradmark has been applied for and remains pending registration. As reported, the tradename PermaDerm® was transferred to Amarantus as part of that agreement.

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

4

The most significant hurdle in the product development process to overcome, we believe, is the collagen substrate issue. Collagen is used in many products, but it is the essential ingredient to fabricate scaffolds on which cells are grown. Type 1 Bovine Collagen is harvested from corium, which is the lower part of the Dermis layer of the cow hide. The FDA regulations and guidance dictates any animal part used in treatment of humans must be from a "Closed Herd". In our search for Closed Herd collagen, we found that most of the suppliers' claiming to sell from a “Closed Herd" were not in fact compliant with the FDA regulations and lacked the traceability required for animal materials used for drugs, devices, biologics or combination products. It was important to our analysis of this issue that the FDA guidance documents clearly state that any product being requested for clinical trials would be denied until the applicant supplied the traceability to demonstrate that all components derived from animals were obtained from “Closed Herds”. Negotiations are still ongoing regarding obtaining collagen supplie and as the result of the importance of this product to our business, as previously mentioned, both Regenicin and members of management plan to become part owners of this vertical supply business.

There are two separate manufacturing processes that must be performed to produce NovaDerm™. First, the collagen scaffold must be fabricated to act as the platform on which to grow the skin cells. Secondly, the patient’s actual cells must be cultured and organized to make the skin.  Both are highly specialized manufacturing processes and must be performed under strict compliance with Current Good Manufacturing Practices (cGMP) as set forth by regulations enforced by the US Food and Drug Administration (FDA), and produced by a manufacturer registered with the FDA. After much discussion, we concluded negotiations and entered into a supply agreement for the manufacture of the collagen scaffolds needed to grow skin for the clinical trials. The manufacturer was selected based on its compliance with these FDA requirements. In addition, we have selected and are in the final stages of concluding a contract with this cGMP compliant manufacturer to produce NovaDermTM for the clinical trials.

The pre-IND (investigational new drug) package for the FDA is substantially complete and must await the final results from the analytical R&D services report mentioned above. Once completed, we will request a Pre-IND meeting with the FDA. The Pre-IND meeting will give us the opportunity to ask any questions we may have for the FDA as well as getting feedback from the FDA on the information we provide about NovaDerm™. The meeting will also let us know if the FDA agrees with our plan of commercialization, or if additional information will be needed for the IND. In order to save time we have already completed much of the IND that will request permission to start clinical trials. The request for the pre-IND meeting is an objective in Q2 of 2016 and is still on schedule.

We also expect to continue our discussions with the Biomedical Advanced Research and Development Agency (BARDA) related to a grant application for NovaDerm™ product development.

Our Business Moving Forward:

The company goal is to be positioned to enter FDA clinical trials in the second half of 2016. Based on the achievement of the previously stated objectives for the first calendar Q1 2016, management believes this goal is obtainable. The following planned steps for our first quarter were reported as follows:

Calendar Q1 2016

1.	Completion of the laboratory portion of analytical research services.
2.	Finalize and execute the contract with a supplier of “Closed Herd” collagen. Pricing and general terms still have to be determined.
3.	Finalize and execute a contract with a manufacturer of collagen scaffolds and the actual NovaDerm™ product. Pricing and general terms still have to be determined.
4.	Selection of a clinical research organization and two clinical sites for the clinical trials
5.	Assemble a Data Safety Monitoring Board (DSMB)
5

6.	Obtain the final report of our analytical research company.

In regard to this list of objectives, we can report our progress as follows:

We completed item #1 above, the laboratory portion of the collagen scaffold evaluation for growing Nova Derm and we received a draft of the final report from our analytical research company ( Item #6 above). The results of the study have allowed us to establish measurable specifications to ensure consistent scaffolds to grow NovaDerm. The study looked at commercially available scaffolds, substrates made with and without growth factors and a totally new process to produce collagen scaffolds, supplied by Carbon & Polymer Research. These scaffolds performed very well in growing NovaDerm, and the process for fabricating the scaffolds is cost efficient which will lower the overall cost to produce our product.

We have finalized and executed a contract with Carbon & Polymer Research as the manufacturer of our collagen scaffolds (Item #3 above). This supply contract contains a “Most Favored Customer” clause guaranteeing that Regenicin will be charged prices equal to the lowest prices charged to any customer in the US. This agreement is attached to this report as Exhibit 10.1.

We have also selected our clinical trial manufacturer for NovaDerm, however, pricing and terms have not been finalized.

We have begun negotiations with a highly regarded clinical research organization (CRO) (Item #4 above) to manage the clinical trials, but to date we have not reached a final agreement on the terms and pricing. Unfortunately, item #5 above cannot be completed until a contract with the CRO is finalized.

We have also applied for a Biologic Orphan Designation with the FDA, which was planned for Q2.

Calendar Q2 2016

1.	Arrange a Tech Transfer of the manufacturing process
2.	Apply for Orphan Designation with the FDA
3.	Submit Documents to the an institutional review board (IRB) for approval of our biomedical research plan
4.	Run First Engineering process to produce samples for a Mouse Study.
5.	Request FDA Pre-IND meeting.
6.	Negotiate and contract for mouse study
7.	Revise IND as needed
8.	Obtain Orphan Designation of NovaDerm™ as a Biologic for burns greater than 30% of the total burn surface area.
9.	Selection of a CRO and two clinical sites, as well as, assembling a DSMB
10.	Finalize and execute a supply contract for closed herd collagen.
6

Calendar Q3 2016

1.	Submit IND
2.	Finalize Clinical files and clinical site training.
3.	Prepare and file IRB final documentation

Calendar Q4 2016

Begin Clinical Trials

Results of Operations for the Three and Six Months Ended March 31, 2016 and 2015

We generated no revenues from September 6, 2007 (date of inception) to March 31, 2016. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $289,164 and $648,928 for the three and six months ended March 31, 2016, compared with operating expenses of $332,296 and ($500,792) for the three and six months ended March 31, 2015. General and administrative expenses accounted for $288,457 of our operating expenses and $707 was from research and development for the three months ended March 31, 2016. The major difference and shift in operating expenses from the three months ended March 31, 2015 was accounted for by a reduction of general and administrative stock based compensation of $32,365, and a reduction of research and development expense of $32,693 offset by an increase in general and administrative expense of $21,926.

For the six months ended March 31, 2016 as compared to the prior year same period, operating expenses increased due to the reversal in 2015 of accounts payable related to the Lonza litigation ($973,374), and an increase in general and administrative expenses and stock based compensation expenses totaling $208,301, offset by a decrease of $31,955 of research and development expenses.

Other expense was $4,363 for the three months ended March 31, 2016, as compared to other income of $2,490,943 for the three months ended March 31, 2015. Other income and expenses for the three months ended March 31, 2016 consisted of only interest expenses of $4,363. Other income and expenses for the same period ended 2015 consisted of an interest expense of $9,057, and a gain on sale of assets of $2,500,000. Other expense was $8,774 for the six months ended March 31, 2016, as compared to other income of $6,036,200 for the six months ended March 31, 2015. Other income and expenses for the six months ended March 31, 2016 consisted of only interest expense of $8,774. Other income and expenses for the same period ended 2015 consisted of interest expense of $40,001, loss on derivatives liabilities of $528,230 and a gain on the sale of assets of $6,604,431.

After provision for preferred stock dividends of $17,652, we had a net loss attributable to common stockholders of $311,179 for the three months ended March 31, 2016. By comparison, we recorded net income attributable to common stockholders of $1,277,889 for the three months ended March 31, 2015. Our net income for the quarter ended March 31, 2015 was primarily the result of gains recorded from our sale of intellectual property rights to Amarantus. After provision for preferred stock dividends of $35,303, we recorded a net loss attributable to common stockholders of $693,199 for the six months ended March 31, 2016. By comparison, we recorded net income attributable to common stockholders of $3,672,689 for the six months ended March 31, 2015. Our net income for the six months ended March 31, 2015 was primarily the result of gains recorded from the sale of intellectual property rights to Amarantus.

7

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $586,060 and total current assets of $721,439. As of March 31, 2016, we had current liabilities of $2,401,136. We therefore had negative working capital of $1,679,697.

Operating activities used $460,166 in cash for the six months ended March 31, 2016. The decrease in cash for the six months ended March 31, 2016 was primarily attributable to funding the loss for the period.

Investing activities and activities provided no cash or cost during the reported period. We note that the value of the shares of Amarantus we obtained and which created income from that sale of assets transaction have declined significantly in value since the consummation of the agreement. Financing activities reflected a net cash outflow of $15,151 due to net repayment of related party loans.

We have issued various promissory notes to meet our short term demands, the terms of which are provided in the notes to the consolidated financial statements accompanying this report. While this source of bridge financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan. Our short term financial needs are estimated to be $1.0- $1.5 million for use in funding our clinical trials. Our long term financial needs are estimated to be approximately $8 to $10 million.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of March 31, 2016, there were no off balance sheet arrangements.

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

8

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

9

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

For the three months ended March 31, 2016, we issued no shares of common stock.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Agreement with Carbon & Polymer Research
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	May 23, 2016

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

11