Form 10-Q
period 2016-06-30
Regenicin, Inc.
filed 2016-08-22
CIK 1412659

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 as of August 19, 2016.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and September 30, 2015;
F-2	Consolidated Statements of Operations for the three and nine months ended June 30, 2016 and 2015 (unaudited);
F-3	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2016 and 2015 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and 2015 (unaudited); and
F-4	Notes to Consolidated Financial Statements (Unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2016	2015
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$343,428	$1,061,377
Prepaid expenses and other current assets	47,429	119,236
Common stock of Amrantus Corporation	12,750	300,000
Total current assets	403,607	1,480,613
Due from related party	64,622	—
Total assets	$468,229	$1,480,613

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$338,648	$360,228
Accrued expenses - other	549,424	484,635
Accrued salaries - officers	990,751	801,751
Dividends payable - preferred stock	375,191	322,042
Bridge financing	175,000	175,000
Loan payable	10,000	10,000
Loans payable - officers	37,297	95,000
Total current and total liabilities	2,476,311	2,248,656

CONTINGENCY

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	9,802,324	9,787,578
Accumulated deficit	(11,677,527)	(10,709,992)
Accumulated other comprehensive loss	(287,250)	—
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(2,008,082)	(768,043)
Total liabilities and stockholders' deficiency	$468,229	$1,480,613

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenues	$—	$—	$—	$—

Operating expenses
Research and development	1,445	33,400	—	—
General and administrative	885,058	845,319	305,470	438,502
Stock based compensation - general and administrative	67,895	32,365	—	—
Total operating expenses	954,398	911,084	305,470	438,502

Operating loss before other operating income	(954,398)	(911,084)	(305,470)	(438,502)

Other operating income
Reversal of accounts payable - Lonza	—	973,374	—	—

Income (loss) from operations	(954,398)	62,290	(305,470)	(438,502)

Other income (expenses)
Interest expense, including amortization of debt discounts	(13,137)	(58,408)	(4,363)	(18,407)
Gain on sale of assets	—	6,604,431	—	—
Loss on derivative liabilities	—	(528,230)	—	—
Total other income (expenses)	(13,137)	6,017,793	(4,363)	(18,407)

Income (loss) before income tax	(967,535)	6,080,083	(309,833)	(456,909)

Income tax expense	—	2,829,000	—	—

Net income (loss)	(967,535)	3,251,083	(309,833)	(456,909)

Preferred stock dividends	(53,149)	(52,955)	(17,652)	(17,652)

Net income (loss) attributable to common stockholders	$(1,020,684)	$3,198,128	$(327,485)	$(474,561)

Income (loss) per share:
Basic	$(0.01)	$0.02	$(0.00)	$(0.00)
Diluted	$(0.01)	$0.02	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	153,483,050	153,188,645	153,483,050	153,483,049
Diluted	153,483,050	162,038,645	153,483,050	153,483,049

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Net income (loss)	$(967,535)	$3,251,083	$(309,833)	$(456,909)

Other Comprehensive income (loss)

Changes in unrealized gains (loss) on available for sale securities, net of income taxes	(287,250)	(1,437,500)	(900)	62,500

Comprehensive income (loss)	$(1,254,785)	$1,813,583	$(310,733)	$(394,409)

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(967,535)	$3,251,083
Adjustments to reconcile net income to net cash
used in operating activities:
Deferred income taxes	—	2,829,000
Amortization of debt discounts	—	7,675
Stock based compensation - G&A	67,895	32,365
Loss on derivative liabilities	—	528,230
Gain on sale of assets	—	(6,604,431)
Reversal of accounts payable	—	(973,374)
Expenses paid directly by officer	—	95,000
Changes in operating assets and liabilities
Prepaid expenses and other current assets	71,807	(36,746)
Accounts payable	(21,580)	(361,059)
Accrued expenses - other	51,652	(8,353)
Accrued salaries - officers	189,000	(379,087)
Accrued interest on notes and loans payable	13,137	(7,114)
Net cash used in operating activities	(595,624)	(1,626,811)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	—	3,600,000
Advances to related party	(64,622)	—
Purchase of intangible asset	—	(10,000)
Net cash (used in) provided by financing activities	(64,622)	3,590,000
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	—	(275,000)
Proceeds from loans from officers	15,500	23,330
Repayments of loans from officers	(73,203)	(229,147)
Repayments of notes payable - insurance financing	—	(51,613)
Net cash used in financing activities	(57,703)	(532,430)
NET (DECREASE) INCREASE IN CASH	(717,949)	1,430,759
CASH - BEGINNING OF PERIOD	1,061,377	492
CASH - END OF PERIOD	$343,428	$1,431,251
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$13,447
Cash paid for taxes	$—	$—
Non-cash activities:
Sale of assets	$—	$6,600,000
Common Stock of Amarantus received	—	(3,000,000)
Cash received	$—	$3,600,000
Preferred stock dividends	$53,149	$52,955
Shares issued/to be issued in connection with conversion of debt and accrued interest	$—	$11,091
Derivative liabilities reclassified to additional paid-in capital	$—	$533,394

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

NOTE 2 - BASIS OF PRESENTATION

 Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015, as filed with the Securities and Exchange Commission.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses and has an accumulated deficit of approximately $11.7 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is using the proceeds from the Asset Sale to fund operations. Once the funds are exhausted, management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of and June 30, 2016 and September 30, 2015 due to their short-term nature.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at June 30, 2016 is $12,750. The unrealized loss for the nine months ended June 30, 2016 and 2015 was $287,250 and $1,437,500, net of income taxes, respectively, and was reported as a component of comprehensive income (loss). The unrealized gain (loss) for the three months ended June 30, 2016 and 2015 was $(900) and $62,500 net of income taxes, respectively, and was reported as a component of comprehensive income (loss). During the fiscal year ended September 30, 2015, the Company recognized an other than temporary loss on the stock in the amount of $2.7 million which was recognized in the statement of operations for that fiscal year.

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

	Nine Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Income (Loss) Per Common Share - Basic:
Net income (loss) available to common stockholders	$(1,020,684)	$3,198,128	$(327,485)	$(474,561)
Weighted-average common shares outstanding	153,483,050	153,188,645	153,483,050	153,483,049
Basic income (loss) per share	$(0.01)	$0.02	$(0.00)	$(0.00)
Income (Loss) Per Common Share - Diluted:
Net income (loss) attributable to common stockholders	$(1,020,684)	$3,198,128	$(327,485)	$(474,561)
Preferred stock dividends	—	52,955	—	—
Net income (loss) available to common stockholders	(1,020,684)	3,251,083	(327,485)	(474,561)
Weighted-average common shares outstanding	153,483,050	153,188,645	153,483,050	153,483,049
Convertible preferred stock	—	8,850,000	—	—
Weighted-average common shares outstanding and common share equivalents	153,483,050	162,038,645	153,483,050	153,483,049
Diluted income (loss) per share	$(0.01)	$0.02	$(0.00)	$(0.00)

The following securities have been excluded from the dilution per share calculation for the three and nine months ended June 30, 2016, and for the three months ended June 30, 2015 as their effect would be anti-dilutive:

	Three and
	Nine months	Three months
	Ended	Ended
	June 30, 2016	June 30, 2015

Options	13,542,688	15,542,688
Warrants	722,500	3,061,667
Convertible preferred stock	8,850,000	8,850,000

The following securities have been excluded from the diluted per share calculation for the nine months ended June 30, 2015 because the exercise price was greater than the average market price of the common shares:

Options	15,542,688
Warrants	3,061,667

NOTE 4 - SALE OF ASSET

On November 7, 2014, the Company entered into a Sale Agreement with Amarantus, Clark Corporate Law Group LLP ("CCLG") and Gordon & Rees, LLP (“Gordon & Rees”). Under the Sale Agreement, the Company had agreed to sell to Amarantus all of its rights and claims in the Lonza Litigation. These include all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company had agreed to sell its PermaDerm® trademark and related intellectual property rights associated with it. The purchase price to be paid by Amarantus was: i) $3,500,000 in cash, and ii) shares of common stock in Amarantus having a value of $3,000,000. A portion of the cash purchase price was allocated to repay debt. On January 30, 2015, the agreement was amended whereby the cash portion of the purchase price was increased by $100,000 to $3,600,000 and the final payment was extended to February 20, 2015. Since Amarantus did not adhere to the original and amended agreements, the Company did not record the final installment of $2.5 million until it was received on February 24, 2015.

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

During the nine months ended June 30, 2015, the Company recorded a gain on the sale of assets of $6,604,431. In addition, as a result of the Sale Agreement, the Company determined that it is no longer liable for accounts payable to Lonza in the amount of $973,374. The liability was reversed and included in operating expenses as an item of income during the nine months ended June 30, 2015.

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

NOTE 6 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both June 30, 2016 and September 30, 2015, the loan payable totaled $10,000.

Loans Payable - Officers:

During the year ended September 30, 2015, the Company recorded expenses that were paid directly by Randall McCoy, the Company’s Chief Executive Officer in prior years and were submitted for reimbursement in the amount of $95,000. During the nine months ended June 30, 2016 the Company repaid $57,703 of this loan. At June 30, 2016 and September 30, 2015, the outstanding balance was $37,297 and $95,000, respectively. The loan does not bear interest and is due on demand.

During the quarter ended December 31, 2015, $15,500 of Company expenses were paid directly by John Weber, the Company’s Chief Financial Officer and were submitted for reimbursement. During the quarter ended March 31, 2016 this amount was repaid to the Company.

NOTE 7 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring interest at 10% per annum. At both June 30, 2016 and September 30, 2015, the note balance was $175,000. Accrued interest was $70,479 and $57,342 at June 30, 2016 and September 30, 2015, respectively, which is included in accrued expenses - other on the accompanying consolidated balance sheets.

NOTE 8 - INCOME TAXES

The Company did not incur tax expense for the three and nine months ended June 30, 2016. The provision for income taxes of $2,829,000 for the nine months ended June 30, 2015, represents deferred taxes. The Company did not incur tax expense for the three months ended June 30, 2015.

At June 30, 2016, the Company had available approximately $4.14 million of net operating loss carry forwards which expire in the years 2029 through 2035. However, the use of the net operating loss carryforwards generated prior to September 30, 2011 totaling $0.7 million is limited under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code.

Significant components of the Company’s deferred tax assets at June 30, 2016 and September 30, 2015 are as follows:

	June 30, 2016	September 30, 2015
Net operating loss carry forwards	$1,656,411	$2,574,628
Unrealized loss	1,194,540	1,080,000
Stock based compensation	40,105	227,201
Accrued expenses	469,038	355,265
Total deferred tax assets	3,360,094	4,237,094
Valuation allowance	(3,360,094)	(4,237,094)
Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, a valuation allowance has been established for all of the income tax benefit for these deferred tax assets.

At both June 30, 2016 and September 30, 2015, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2016 and 2015, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

The dividends are cumulative commencing on the issue date whether or not declared. Dividends amounted to $53,149 and $17,652 for the nine and three months ended June 30, 2016, respectively and $52,955 and $17,652, respectively for the corresponding periods in the prior year. At June 30, 2016 and September 30, 2015, dividends payable total $375,191 and $322,042, respectively.

At both June 30, 2016 and September 30, 2015, 885,000 shares of Series A Preferred were outstanding.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At June 30, 2016, no shares of Series B Preferred are outstanding.

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

On January 6, 2011, the Company approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price of $0.035, as amended, per share that were to expire on December 22, 2015. Effective as of the expiration date, the Company extended the term of those options to December 31, 2018. All other contractual terms of the options remained the same. The option exercise price was compared to the fair market value of the Company’s shares on the date when the extension was authorized by the Company, resulting in the immediate recognition of $67,895 in compensation expense. There is no deferred compensation expense associated with this transaction, since all extended options had previously been fully vested. The extended options were valued utilizing the Black-Scholes option pricing model with the following assumptions: Exercise price of $0.035, expected volatility of 208%, risk free rate of 1.31% and expected term of 3.03 years. Stock based compensation amounted to $67,895 and $32,365 for the nine months ended June 30, 2016 and 2015, respectively, and $0 for the three months ended June 30, 2016 and 2015. Stock-based compensation is included in general and administrative expenses.

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

 No rent is charged for either premise.

On May 16, 2016, the Company entered into an agreement with CPR in which CPR will supply the collagen scaffolds used in the Company's production of the skin tissue. The contract contains a most favored customer clause guaranteeing the Company prices equal or lower than those charged to other customers. The Company has not yet made purchases from CPR.

The Company expects to purchase “Closed Herd” collagen from PureMed Pharma LLC (“PureMed”), a development stage company in which the company’s CEO and CFO are member - owners. The Company has agreed to assist PureMed by providing consultants to work on certain tasks in order to gain FDA approval and such consultants’ costs would be reimbursed by PureMed. For the three and nine months ended June 30, 2016, the Company paid consultants on behalf of PureMed in the amount of $9,222 and $64,622, respectively. There were no such advances during the nine months ended June 30, 2015. As of June 30, 2016 and September 30, 2015 the amount due from PureMed was $64,622 and $0, respectively, and reflected in due from related party on the accompanying consolidated balance sheets. The Company has classified the advances as non-current as repayment is not expected within the next twelve months.

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

At the start of 2015, we reached an agreement with an internationally recognized institution to provide analytical R&D services for the proposed new product. This was a necessary step in the process of validating the science supporting our new approach. We believe their research has not only provided support for our new science, but has also brought us product improvements in the form of the best starting materials, an extended shelf life, and potentially reducing the manufacturing time of the product. The study has been completed, and final report has been received. This research is part of our request for a Pre IND (investational new drug) meeting with the FDA and will be included in the IND application for FDA approval to start clinical trials. The results of the study have significantly impacted our manufacturing process and therefore will provide the basis of the tech transfer to our chosen manufacturer(s). The same institution that conducted the study will also be producing clinical trial material.

NovaDerm® was selected as the name for the proposed new product and documents were completed to register the name as a new Regenicin trademark. The NovaDerm® tradmark is now registered with the Patent and Trademark Office.

We submitted a "Request for Designation" to the FDA to determine which group within the agency would be assigned to evaluate NovaDerm®. The FDA responded in a phone conversation with our CEO and staff that the NovaDerm® product would be designated as a "Biologic". NovaDerm® would thus be the first and only autologous Engineered Skin Substitute classified as a “Biologic” for treatment of burns greater than 30%, which not only serves as a point of product differentiation, but also opened up the opportunity for NovaDerm® to apply for Orphan Designation, with all available benefits. Regenicin applied for Orphan designation for it’s NovaDerm® product last April and received word from the FDA that we would be notified of their decision shortly.

Regenicin has submitted a request for a pre-IND meeting with the FDA. A pre-IND meeting can be very valuable in planning a product development program, especially if sponsors' questions are not fully answered by guidances and other information provided by FDA. Early interactions with FDA staff can help to prevent clinical hold issues from arising.  A pre-IND meeting can also provide sponsors’ information that will assist them in preparing to submit complete investigational new drug applications.  Efficient use of FDA resources can lead to more efficient drug development.

A pre-IND meeting with the FDA is a chance to submit questions about the specifications and controls of our manufacturing process and clinical trial procedures that are not specifically addressed by guidance documents or regulations.

We have entered into a contract with a well recognized Clinical Research Organization to help with managing our clinical trial.

The most significant hurdle in the product development process to overcome, we believe, is the collagen substrate issue. Collagen is used in many products, but it is the essential ingredient to fabricate scaffolds on which cells are grown. Type 1 Bovine Collagen is harvested from corium, which is the lower part of the Dermis layer of the cow hide. The FDA regulations and guidance dictates any animal part used in treatment of humans must be from a "Closed Herd". In our search for Closed Herd collagen, we found that most of the suppliers claiming to sell from a “Closed Herd" were not in fact compliant with the FDA guidance and lacked the traceability required for animal materials used for drugs, devices, biologics or combination products. It was important to our analysis of this issue that the FDA guidance documents clearly state that any product being requested for clinical trials would be denied until the applicant supplied the traceability to demonstrate that all components derived from animals were obtained from “Closed Herds”. Negotiations are still ongoing regarding obtaining collagen supplies and as the result of the importance of this product to our business, as previously reported, both the CEO and CFO of Regenicin have invested and are now owners owners of this vertical supply business.

There are two separate manufacturing processes that must be performed to produce NovaDerm®. First, the collagen scaffold must be fabricated to act as the platform on which to grow the skin cells. Secondly, the patient’s actual cells must be cultured and organized to make the skin.  Both are highly specialized manufacturing processes and must be performed under strict compliance with Current Good Manufacturing Practices (cGMP) as set forth by regulations enforced by the US Food and Drug Administration (FDA), and produced by a manufacturer registered with the FDA. After much discussion, we concluded negotiations and entered into a supply agreement for the manufacture of the collagen scaffolds needed to grow skin for the clinical trials. The manufacturer was selected based on its compliance with these FDA requirements. In addition, we have selected and are in the final stages of concluding a contract with this cGMP compliant manufacturer to produce NovaDerm® for the clinical trials.

The pre-IND (investigational new drug) package for the FDA is complete and now contains the final results from the analytical R&D services report mentioned above. We submitted a request for a Pre-IND meeting with the FDA. The Pre-IND meeting will give us the opportunity to ask any questions we may have for the FDA as well as getting feedback from the FDA on the information we provide about NovaDerm®. The meeting will also let us know if the FDA agrees with our plan of commercialization, or if additional information will be needed for the IND application. In order to save time we have already completed much of the IND that will request permission to start clinical trials. The request for the pre-IND meeting was an objective in Q2 of 2016 and has been accomplished.

If we receive orphan designation or are cleared by the FDA to proceed with the clinical trials we will resume, discussions with the Biomedical Advanced Research and Development Agency (BARDA) related to a grant application for NovaDerm® product development.

Our Business Moving Forward:

The company goal is to be positioned to enter FDA clinical trials in the second half of 2016. Based on the achievement of the previously stated objectives for the first two calender quarters of 2016, management believes this goal is still obtainable. The following planned steps for our first quarter were reported as follows:

Calendar Q1 2016

1.	Completion of the laboratory portion of analytical research services.

2.	Finalize and execute the contract with a supplier of “Closed Herd” collagen. Pricing and general terms still have to be determined.

3.	Finalize and execute a contract with a manufacturer of collagen scaffolds and the actual NovaDerm® product. Pricing and general terms still have to be determined.

4.	Selection of a clinical research organization and two clinical sites for the clinical trials

5.	Assemble a Data Safety Monitoring Board (DSMB)

6.	Obtain the final report of our analytical research company.

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

We have also selected our clinical trial manufacturer for NovaDerm®, however, pricing and terms have not been finalized.

We have concluded contract negotiations with a highly regarded clinical research organization (CRO) (Item #4 above) to manage the clinical trials. The CRO will assist us to assemble the DSMB.

Calendar Q2 2016

1.	Arrange a Tech Transfer of the manufacturing process

2.	Apply for Orphan Designation with the FDA

3.	Submit Documents to the an institutional review board (IRB) for approval of our biomedical research plan

4.	Run First Engineering process to produce samples for a Mouse Study.

5.	Request FDA Pre-IND meeting.

6.	Negotiate and contract for mouse study

7.	Obtain Orphan Designation of NovaDerm® as a Biologic for burns greater than 30% of the total burn surface area.
8.	Selection of a CRO and two clinical sites, as well as, assembling a DSMB

9.	Finalize and execute a supply contract for closed herd collagen.

In regard to this list of objectives, we can report our progress as follows:

We have completed the Tech Transfer with our clinical trial materials supplier.

Regenicin applied for Orphan designation for it’s NovaDerm® product last April and received word from the FDA recently that we would be notified of their decision shortly.

We need to wait until we have our pre-IND meeting and select our clinical sites before we submit the documents to the IRB in case there are changes suggested by the FDA.

The first engineering run was completed as part of the recent study.

We requested the Pre-IND meeting from the FDA.

The facility that conducted the research study has the capabilities to perform mouse studies. We have submitted protocols and asked for pricing. No mouse studies will be conducted until after Pre-IND meeting. One of the questions asked of the FDA concerns the mouse study.

Revision of the Pre-IND was made to include the results of the research study. We expect if any revisions are suggested by the FDA at the pre-IND meeting, they will be minor and easily changed.

Carbon & Polymer Research has worked with Regenicin closely to develop collagen scaffold release testing methods and specifications. The specifications were accepted based on the results of the Collagen scaffold evaluation research recently completed.

Calendar Q3 2016

1.	Pre-IND meeting
2.	Selection of two clinical sites and Establish the DSMB
3.	Revise IND if needed
4	Finalize and execute a supply agreement for Closed Herd Collagen

Calendar Q4 2016

1.	Submit IND

2.	Finalize Clinical files and clinical site training.

3.	Prepare and file IRB final documentation

4.	Begin Clinical Trials

Results of Operations for the Three and Nine Months Ended June 30, 2016 and 2015

We generated no revenues from September 6, 2007 (date of inception) to June 30, 2016. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $305,470 and $954,398 for the three and nine months ended June 30, 2016, compared with operating expenses of $438,502 and $911,084 for the three and nine months ended June 30, 2015. General and administrative expenses accounted for all of our operating expenses for the three months ended June 30, 2016 and 2015. The major difference and shift in operating expenses from the three months ended June 30, 2015 was accounted for by a reduction of general and administrative salaries.

General and administrative expenses accounted for $885,058 and $845,319 of our operating expenses for the nine months ended June 30, 2016 and 2015, respectively. The major difference in the operating expenses from the nine months ended June 30,2015 was a $39,739 increase in general and administrative expenses, $35,530 in Stock based compensation offset by a decrease in research and development expense of $31,955.

Other expense was $4,363 for the three months ended June 30, 2016, as compared to other expense of $18,407 for the three months ended June 30, 2015. Other income and expenses for the three months ended June 30, 2016 consisted of only interest expenses of $4,363. Other income and expenses for the same period ended 2015 consisted of an interest expense of $18,407. Other expense was $13,137 for the nine months ended June 30, 2016, as compared to other income of $6,017,793 for the nine months ended June 30, 2015. Other income and expenses for the nine months ended June 30, 2016 consisted of only interest expense of $13,137. Other income and expenses for the same period ended in 2015 consisted of interest expense of $58,408, loss on derivatives liabilities of $528,230 and a gain on the sale of assets of $6,604,431.

Income from operations for the nine months ended June 30, 2015 included the reversal of accounts payable of $973,374 relating to the Lonza Settlement with no corresponding benefit in the 2016 comparable period.

After provision for preferred stock dividends of $17,652, we had a net loss attributable to common stockholders of $327,485 for the three months ended June 30, 2016. By comparison, we recorded net income attributable to common stockholders after a provision for preferred stock dividends of $17,652 of $474,561 for the three months ended June 30, 2015. After provision for preferred stock dividends of $53,149, we recorded a net loss attributable to common stockholders of $1,020,684 for the nine months ended June 30, 2016. By comparison, we recorded net income attributable to common stockholders after a provision of preferred stock dividends of $52,955 of $3,198,128 for the nine months ended June 30, 2015. Our net income for the nine months ended June 30, 2015 was primarily the result of gains recorded from the sale of intellectual property rights to Amarantus.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $343,428 and total current assets of $403,607. As of June 30, 2016, we had current liabilities of $2,476,311. We therefore had negative working capital of $2,072,704.

Operating activities used $595,624 in cash for the nine months ended June 30, 2016. The decrease in cash for the nine months ended June 30, 2016 was primarily attributable to funding the loss for the period.

Investing activities used $64,622 in cash which represented advances to PureMed Farma, a related party, during the reported period. We note that the value of the shares of Amarantus we obtained from the sale of assets have declined significantly in value since the consummation of the agreement. Financing activities reflected a net cash outflow of $57,703 due to net repayment of loans from officers.

We have issued various promissory notes to meet our short term demands, the terms of which are provided in the notes to the consolidated financial statements accompanying this report. While this source of bridge financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan. Our short term financial needs are estimated to be $1.0 - $1.5 million for use in funding our clinical trials. Our long term financial needs are estimated to be approximately $8 to $10 million.

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

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended June 30, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

For the three months ended June 30, 2016, we issued no shares of common stock.

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

Regenicin, Inc.

Date:	August 22, 2016

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

