Form 10-K
period 2016-09-30
Regenicin, Inc.
filed 2017-01-17
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $3,684,000 as of March 31, 2016

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 153,483,050 as of December 31, 2016.

PART I

Item 1. Business

Overview of key events of the year ended 2016

During 2016, the Company continued to pursue its goal of obtaining FDA approval for it’s product NovaDerm®. If approved, NovaDerm will be the first and only autologous, cultured skin substitute product allowed for medical use on burns requiring grafting. We started the year with a comprehensive set of objectives to achieve this goal. The following is a review of the major milestones achieved during the year:

1. Our contract laboratory completed the laboratory portion of their analytical research services and we received their final report. This was a lengthy process in which we identified certain potential product improvements that we continue to evaluate internally. The final research report was a crucial part of our FDA submissions for an Orphan Designation and Pre-IND (Investigational New Drug).

2. We finalized and executed two key contracts. The first contract was for the fabrication of a collagen scaffold with Bovine Collagen Products LLC (BCP). A collagen scaffold is a platform on which skin cells are grown. BCPs novel approach in the production of the scaffolds led to some potential product improvements. The second contract was for our needed supply of Closed Herd collagen with Pure Med Farma LLC, a related company. Collagen is a bovine derived product which is an essential part of the scaffold, and in order to be compliant with current FDA guidance documents on the use of animal source materials in humans, we are required to use such Closed Herd collagen in our Novaderm product. As far as we are aware, Pure Med Farma is the only company to file a Closed Herd Quality System as a Master File with the FDA, and thus is the only supplier of such Closed Herd bovine collagen. Our regulatory consultants worked closely with Pure Med Farma to ensure the acceptance of their products for inclusion in the manufacturing process of NovaDerm. Under the terms of our arrangement with Pure Med Farma, the expenses we incurred for such consultants related to the filing of the Pure Med Farma Master File were added into a secured convertible promissory note issued to us by Pure Med Farma (PMF Note). In addition to other rights and remedies, the PMF Note grants Regenicin the right to convert part of the principal balance into equity in Pure Med Farma. As previously reported, two officers of the Company are principals in Pure Med Farma.

3. We received notice from the Patent and Trademark Office that we are now the owner of the registered trademark NovaDerm®.

4. We applied for and in August secured an Orphan Designation, as a biologic, from the Office of Orphan Products Development of the FDA for the treatment of burns requiring skin grafting with NovaDerm®. The Orphan Designation granted was thus broader than the proposed indication of “treatment of patients with deep-partial or full-thickness thermal burns greater than or equal to 30% total body surface area”. The FDA's Orphan designation is granted to promote the development of unmet clinical needs with new therapies for rare diseases and disorders. Orphan Product terminology is applied to Orphan designated products proven safe and effective, and the approved Orphan Product entitles the product, up to seven years of US market exclusivity. In addition, there are other financial benefits along with the FDA’s support during the approval process.

5. We submitted a pre-IND meeting request in September of 2016, and then our representatives met telephonically with FDA officials at the end of October 2016. The Agency addressed our questions and provided guidance on our planned NovaDerm® development pathway going forward. It was agreed that Pure Med Farma would perform American Society of Testing and Materials  testing to fulfill current ASTM requirements. We are working closely with Pure Med Farma to ensure this testing can be completely promptly.

6. We selected a well-known and respected global Clinical Research Organization (CRO) that will assist us with our final Investigational New Drug (IND) application submission and the clinical trial process, including site selection, documentation, physician training, patient recruitment and a final clinical report on the results of the trials. An IND application is the document filed with the FDA to request permission to proceed with clinical trials. This application includes the candidate product's research, chemistry, manufacturing controls and processes, pre-clinical safety, clinical trial protocols, and more.

Our Business Moving Forward In 2017

First and foremost, we must raise additional funds to finalize the IND application, and begin the clinical trials. It is estimated that the cost to finalize the IND will be approximately 1.5 million dollars, and the cost to complete Phase1 of the clinical trial will be approximately 2 million dollars. Our major focus in obtaining this funding has been to minimize shareholders' dilution as much as possible, and consequently we are primarily pursuing financing through the issuance of a debt instrument, as well as international licensing agreements.

We have begun the preliminary planning for the clinical trials to the extent we are able, based on funding constraints. As mentioned above, we have chosen a CRO to assist in our IND submission and conducting the trials. Clinical site selection and patient recruitment should be somewhat simpler than other clinical trials, as we are limited in site selection to the 150 burn centers qualified to treat catastrophic burns. In addition, the surgical protocol will be similar to the grafting procedures currently in use at those facilities. NovaDerm® should thus require minimal physician training.

The initial trials are planned to begin with ten subjects with an Initial Data Safety Monitoring Board (DSMB) review of safety on the first three subjects once they have reached 6 months follow-up. We do not intend to interrupt our trial waiting for the DSMB report.

Our management is considering various possibilities and approaches to obtaining clinical trial materials and manufcturing. While no final decision has been made, management’s approach is to set up the trials so as to allow for a seamless transition into commercial production upon approval.

In summary, as we move forward in 2017 we hope to accomplish the following milestones:

•	Secure interim financing to finalize product development needed to support the IND;

•	Complete a second round of financing in order to conduct 10 patient clinical trials with NovaDerm® and finalize required manufacturing engineering runs and validations;

•	Work with Pure Med Farma to finalize Collagen Scaffold Testing Specifications for NovaDerm®;

•	Finalize contracts with the CRO and select the NovaDerm® clinical trial material manufacturer;

•	Retain a Principal lead investigator, medical advisor, surgical trainer and dermopathologist;

•	Select and execute contracts with two clinical study sites; and

•	Perform a successful graft of NovaDerm onto a clinical trial subject.

Our Proposed New Product:

We expect our first cultured skin substitute product, NovaDerm™, to be a multi-layered tissue-engineered skin prepared by utilizing autologous (patient’s own) skin cells. It is expected to be a graftable collagen based cultured epithelium implant that produces a skin substitute containing both epidermal and dermal components with a collagen base. Clinically, we expect our Cultured Skin substitute self-to-self skin graft product will behave the same as split thickness allograft skin. Our Autologous cultured skin substitute should not be rejected by the immune system of the patient, unlike with porcine or cadaver celluar grafts. Immune system rejection is a serious concern in Xeno-transplant procedures which may have a cellular component. The use of our cultured skin substitute should not require any specialized physician training because it is applied the same as in a standard allograft procedure.

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

Our second product is anticipated to be TempaDerm®. TempaDerm® uses cells obtained from human donors to develop banks of cryo-preserved (frozen) cells and cultured skin substitute to provide a continuous supply of non-allogenic skin substitutes to treat much smaller wound areas on patients, such as ulcers. This product is expected to have applications in the treatment of chronic skin wounds such as diabetic ulcers, decubitus ulcers and venous stasis ulcers. This product is also expected to be similar to our burn indication product, except for the indications, and it will not depend totally on autologous cells. In fact, it may be possible to use the excess cultured skin that was originally produced for use on the patient that donated the cells used to grow the skin. Hopefully, TempaDerm® will be able to take this original cultured skin and use it on someone other than the original donor. As currently planned, TempaDerm® has the possibility of using banked cells, or even frozen cultured skin substitutes, to carry inventory to satisfy unknown needs or large volumes to meet the demands created in large scale disasters. Because of our focus to date on NovaDerm®, we have taken only limited steps toward the development of TempaDerm®.

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

Competition

Several companies have developed or are developing products that propose to approach the markets described above. These companies include:

Amarantus Biosciences, Inc.

Smith & Nephew Wound Management

Genzyme Biosurgery

Integra Life Sciences Corporation

LifeCell Corporation/Kinetic Concepts

Organogenesis Inc

Intercytex

Genzyme

Advanced Biohealing/ Shire

Cy Ttera/ NovoCell/ViaCyte

Biomimetic Therapeutics Inc.

RTI Biologics

Each of these companies has a proprietary approach to these markets, but none has yet penetrated the cell therapy markets fully. Four companies (Smith and Nephew, Genzyme. Organogenesis, Integra and Advanced Biohealing) have products that are FDA approved for use in burn patients.

We believe our products are believed to be superior in design and function and, thus, provide significant advantages over the competitors listed above. The advantages of our cultured skin substitute include simultaneous delivery of Autologus epidermal keratinocytes and fibroblasts organized with a unique collagen base.

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

Unrestricted sales of our cultured skin substitute will require full approval after data for safety and efficacy are collected from a multi-center study. Once an IND is submitted, we expect enrollment and treatment are expected to require a one year evaluation on each patient. The final 9 months of the evaluation is expected to be only a monitoring period. After collection of data from the clinical trial and submission to FDA, six months is typically planned for FDA’s review and decision. Having an Orphan designation of which the indication is life threatening and there is an unmet need for catastrophic burns, the review time may be reduced significantly.

Intellectual Property

In August 2010, we paid $7,500 and obtained the rights to the trademarks PermaDerm® and TempaDerm® from KJR-10 Corp. In November of 2014, we sold the PermaDerm® trademark to Amarantus Biosciences as part of an Asset Purchase Agreement whereby they purchase all our rights to the Lonza lawsuit. In 2016, we received a registered trademark for NovaDerm®.

Employees

As of September 30, 2016, we had 3  employees.

Subsidiaries

On September 11, 2013 we completed formation documents with respect to the formation of a wholly-owned subsidiary created with the sole purpose of conducting research in the State of Georgia.

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

Item 3. Legal Proceedings

On September 30, 2013, we filed a lawsuit against Lonza Walkersville and others in Fulton County Superior Court in the State of Georgia.

On November 7, 2014, we entered into an Asset Purchase Agreement (“the Agreement”) with Amarantus Bioscience Holdings, Inc., (“Amarantus”) and others in which we agreed to sell to Amarantus all of our rights and claims in our litigation currently pending in the “Lonza Litigation”. This included all of our Cutanagen intellectual property rights and any Lonza manufacturing know-how technology. In addition, we agreed to transfer Amarantus our PermaDerm trademark and related intellectual property rights associated with it. The purchase price paid by Amarantus consisted of: (i) $3,500,000 in cash, and (ii) shares of common stock in Amarantus having a value of $3,000,000 at the time of the closing. A portion of the cash purchase price was allocated to our sole senior secured creditor.

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

Other than as mentioned above, we have no threatened or pending litigation.

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

Fiscal Year Ending September 30, 2016
Quarter Ended	High $	Low $
September 30, 2016	0.06	0.02
June 30, 2016	0.03	0.03
March 31, 2016	0.03	0.01
December 31, 2015	0.03	0.02
Fiscal Year Ending September 30, 2015
Quarter Ended	High $	Low $
September 30, 2015	0.03	0.02
June 30, 2015	0.04	0.01
March 31, 2015	0.04	0.01
December 31, 2014	0.03	0.01

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

Holders of Our Common Stock

As of December 31, 2016, we had 153,483,050 shares of our common stock issued and outstanding, held by one hundred ninety-five (195) shareholders of record, with others holding shares in street name.

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

Recent Sales of Unregistered Securities

For the year ended September 30, 2015, we issued 7,920,291 shares of its common stock for the conversion of notes payable and accrued interest.

For the year ended September 30, 2015, we issued 10,392,967 shares of common stock for the conversion of principal and accreted interest owed.

For the year ended September 30, 2016, we did not issue common stock.

Shares and Warrants to be issued:

No warrants were issued in 2015-2016.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of September 30, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	13,542,688	$0.02	0
Total	13,542,688	$0.02	0

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

On January 6, 2011, we approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price is $0.62 per share. The options vest over a three-year period and expire on December 22, 2015. On May 11, 2011, the terms of the options were amended to allow for immediate vesting. On December 10, 2013, we approved the amendment to those options to change the exercise price to $0.035 per share. On December 22, 2015 the Board extended the term of the options to December 31, 2018.

In addition, In November of 2010, we approved the issuance of 2,000,000 options to a consultant at an exercise price of $0.46 per share. The options vested immediately and expired on November 2015.

In addition, on January 15, 2015, the company entered into a stock option agreement with an officer of the company. The agreement grants the officer an option to purchase 10 million shares of common stock at $0.02 per share, and expires January 15, 2019 .

Warrants Issued and Outstanding

A summary of the warrants outstanding at September 30, 2016 is as follows:

Warrants	Exercise Price	Expiration Date
50,000	Varies	2018
672,500	$0.15	2018
722,500

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

See discussion in section marked: ‘Our Business Moving Forward In 2017’

Results of Operations for the Years Ended September 30, 2016 and 2015

We generated no revenues from September 6, 2007 (date of inception) to September 30, 2016. We do not expect to generate revenues until we are able to obtain FDA approval of cell therapy and biotechnology products and thereafter successfully market and sell those products.

We incurred operating expenses of $1,195,917 for the year ended September 30, 2016, compared with operating expenses of $1,215,197 for the year ended September 30, 2015. Our operating expenses decreased in 2016 from 2015, and are compared as follows:

Operating Expenses	September 30, 2015	September 30, 2016
Research and Development	$38,401	$1,445
General and Administrative	$1,144,431	1,126,577
Stock Based Compensation	$32,365	67,895

We incurred net other expense of $310,048 for the year ended September 30, 2016, as compared to net other income of $3,313,422 for the year ended September 30, 2015. Our other income and expenses for 2016 consisted of interest expenses of $17,548, and a loss on other than temporary decline in fair value of Amarantus investment of $292,500. Our other  income and expenses for 2015 consisted of interest expenses of $62,779, gain on sale of assets to Amarantus of $6,604,431, a loss on other than a temporary decline in fair value of Amarantus investment of $2,700,000, and a loss on derivative liabilities of $528,230.

We had a loss before income tax of $1,089,902 for the year ended September 30, 2016, as compared with a income of $3,071,599 for the prior year. The primary reasons for our income before taxes in fiscal 2015 was the sale of assets to Amarantus of $6,604,431.

For the year ended September 30, 2015, we recorded a provision for income tax in the amount of $2,829,000. Footnote J to our financial statements should be reviewed for further information.

Our net loss for the year ended September 30, 2016 was $1,089,902, compared to a net income of $242,599 for the year ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $218,847, prepaid expenses and other current assets of $66,218, and investments of $7,500, for total current assets of $292,565. Our total current liabilities as of September 30, 2016 were $1,827,841. We had a working capital deficit of $1,535,276 as of September 30, 2016.

Operating activities used a net $693,272 in cash for the year ended September 30, 2016. Financing activities used $81,990 for the year ended September 30, 2016 and consisted of $107,490 in repayment of loans payable, and $25,500 received from related parties. Investing activities used $67,268 for advances to a related party for the year ended September 30, 2016.

We have issued various promissory notes over the course of the last several fiscal years in order to continue funding our operations. The terms of these promissory notes are detailed in Note H to the financial statements accompanying this Annual Report. While this financing has been helpful in the short term to meet our financial obligations and even with the Sale of Assets to Amarantus, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan over the long term.

For the near future, contrary to our earlier expectation, we believe that the net $3 million in cash received under the Asset Purchase Agreement with Amarantus, the potential of additional funding to be received from sales of the Amarantus common stock granted to us under the Agreement (depending on the market value of the Amarantus stock), and the anticipated reversal of our liability to Lonza, will not be enough to enable us to fund our operations up to at least the initiation of the clinical trials on our Cultured Skin Substitute. We will thus be seeking additional financing during the fiscal year end September 30, 2017.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. This ASU amends certain aspects of ASU 2014-09, addresses certain implementation issues identified and clarifies the new revenue standards’ core revenue recognition principles. The new standards will be effective for the Company on January 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that new standards will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its Consolidated Financial Statements and its ongoing financial reporting.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. We will early adopt this guidance effective for the fiscal year beginning October 1, 2017.

In February 2016, the FASB issued ASU 2016-02, Leases , (Topic 842). This new ASU represents a wholesale change to lease accounting and introduces a lease model that brings most leases on the balance sheet. It also eliminates the required use of bright-line tests in current U.S. GAAP for determining lease classification. This ASU is effective for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods thereafter. Earlier application is permitted for all entities. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting and reporting for employee share-based payment transactions. The pronouncement is effective for interim and annual periods beginning after December 31, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of September 30, 2016 and 2015
F-3	Consolidated Statements of Operations for the years ended September 30, 2016 and September 30, 2015
F-4	Consolidated Statement of Stockholders’ (Deficiency) Equity for period from September 30, 2015 to September 30, 2016
F-5	Consolidated Statements of Cash Flows for the years ended September 30, 2016 and September 30, 2015
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Regenicin, Inc.

We have audited the accompanying consolidated balance sheets of Regenicin, Inc. and Subsidiary (the “Company”) as of September 30, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended.  The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

January 13, 2017

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2016	2015
		(Restated)
ASSETS
CURRENT ASSETS
Cash	$218,847	$1,061,377
Prepaid expenses and other current assets	66,218	119,236
Common stock of Amarantus Corporation	7,500	300,000
Total current assets	292,565	1,480,613
Due from related party	67,268	—
Total assets	$359,833	$1,480,613
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$262,934	$360,228
Accrued expenses	230,897	484,635
Accrued salaries	1,136,001	801,751
Bridge financing	175,000	175,000
Loan payable	10,000	10,000
Loans payable - related parties	13,009	95,000
Total current and total liabilities	1,827,841	1,926,614
STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value,
5,500,000 shares authorized;
885,000 issued and outstanding	885	885
Common stock, $0.001 par value;
200,000,000 shares authorized;
157,911,410 issued
and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,177,515	10,109,620
Accumulated deficit	(11,799,894)	(10,709,992)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(1,468,008)	(446,001)
Total liabilities and stockholders' deficiency	$359,833	$1,480,613

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2016	2015
Revenues	$—	$—
Operating expenses
Research and development	1,445	38,401
General and administrative	1,126,577	1,144,431
Stock based compensation - general and administrative	67,895	32,365
Total operating expenses	1,195,917	1,215,197
Operating loss before other operating income	(1,195,917)	(1,215,197)
Other operating income - reversal of accounts payable	416,063	973,374
Loss from operations	(779,854)	(241,823)
Other income (expenses)
Interest expense, including amortization of debt discounts	(17,548)	(62,779)
Gain on sale of assets	—	6,604,431
Loss on other than temporary decline in fair value of investment	(292,500)	(2,700,000)
Loss on derivative liabilities	—	(528,230)
Total other income (expenses)	(310,048)	3,313,422
Income (loss) before income tax	(1,089,902)	3,071,599
Income tax expense	—	2,829,000
Net income (loss)	(1,089,902)	242,599
Preferred stock dividends	(70,994)	(70,800)
Net income (loss) attributable to common stockholders	$(1,160,896)	$171,799
Income (loss) per share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00
Weighted average number of shares outstanding
Basic	153,483,050	153,262,851
Diluted	153,483,050	162,114,351

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Convertible Preferred Stock		Common Stock		Common Stock To	(Restated) Additional Paid-in	Accumulated	Treasury	(Restated)
	Shares	Amount	Shares	Amount	Be Issued	Capital	Deficit	Stock	Total

Balances at October 1, 2014	885,000	$885	139,598,152	$139,601	$402,040	$8,897,799	$(10,952,591)	$(4,428)	$(1,516,694)
Reversal of preferred stock dividends	—	—	—	—	—	251,242	—	—	251,242
Balances at October 1, 2014 - restated	885,000	885	139,598,152	139,601	402,040	9,149,041	(10,952,591)	(4,428)	(1,265,452)
Shares issued in connection with conversion of debt and accrued interest	—	—	7,920,291	7,920		3,171	—	—	11,091
Issuance of common stock	—	—	10,392,967	10,393	(402,040)	391,649	—	—	2
Write off of derivative from payoff of host convertible debt	—	—	—	—	—	165,072	—	—	165,072
Derivative liabilities	—	—	—	—	—	368,322	—	—	368,322
Stock compensation expense	—	—	—	—	—	32,365	—	—	32,365
Net income	—	—	—	—	—	—	242,599	—	242,599
Balances at September 30, 2015	885,000	885	157,911,410	157,914	—	10,109,620	(10,709,992)	(4,428)	(446,001)
Stock compensation expense	—	—	—	—	—	67,895	—	—	67,895
Net loss	—	—	—	—	—	—	(1,089,902)	—	(1,089,902)
Balances at September 30, 2016	885,000	$885	157,911,410	$157,914	$—	$10,177,515	$(11,799,894)	$(4,428)	$(1,468,008)

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2016	2015
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,089,902)	$242,599
Adjustments to reconcile net income to net cash
used in operating activities:
Deferred income taxes	—	2,829,000
Unrealized loss on investment	292,500	2,700,000
Amortization of debt discounts	—	7,675
Accrued interest on notes and loans payable	17,548	(2,704)
Stock based compensation - general and administrative	67,895	32,365
Loss on derivative liabilities	—	528,230
Gain on sale of assets	—	(6,604,431)
Reversal of accounts payable	(416,063)	(973,374)
Expenses paid directly by officer	—	95,000
Changes in operating assets and liabilities
Prepaid expenses and other current assets	53,018	(69,774)
Accounts payable	318,768	(380,251)
Accrued expenses	(271,286)	(21,882)
Accrued salaries	334,250	(379,138)
Net cash used in operating activities	(693,272)	(1,996,685)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	—	3,600,000
Due from Pure Med Farma, LLC	(67,268)	—
Purchase of intangible asset	—	(10,000)
Net cash provided by (used in) investing activities	(67,268)	3,590,000
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	—	(275,000)
Proceeds from loans from related parties	25,500	23,330
Repayments of loans from related party	(107,490)	(229,147)
Repayments of notes payable - insurance financing	—	(51,613)
Net cash used in financing activities	(81,990)	(532,430)
NET INCREASE (DECREASE) IN CASH	(842,530)	1,060,885
CASH - BEGINNING OF PERIOD	1,061,377	492
CASH - END OF PERIOD	$218,847	$1,061,377
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$107,830
Cash paid for taxes	$—	$—
Non-cash activities:
Sale of assets	$—	6,600,000
Common Stock of Amarantus received	—	(3,000,000)
Cash received	$—	$3,600,000
Shares issued/to be issued in connection with conversion of debt and accrued interest	$—	$11,091
Derivative liabilities reclassified to additional paid-in capital	$—	$533,394

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

On November 7, 2014, the Company entered into an Asset Sale Agreement (the “Sale Agreement”) with Amarantus Bioscience Holdings, Inc., (“Amarantus”). Under the Sale Agreement, the Company agreed to sell to Amarantus all of its rights and claims in the litigation currently pending in the United States District Court for the District of New Jersey against Lonza Walkersville and Lonza America, Inc. (the “Lonza Litigation”). This includes all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company agreed to sell the PermaDerm® trademark and related intellectual property rights associated with it. The purchase price paid by Amarantus was: (i) $3,600,000 in cash, and (ii) shares of common stock in Amarantus having a value of $3,000,000 at the date of the transaction. See Note D for a further discussion.

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

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $11.8 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt, private sale of equity securities and sales of its intangible assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently using the proceeds from the Asset Sale to fund operations. Once the funds are exhausted, management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Intangible assets:

As discussed below in Note D, the Company sold its intangible assets on November 7, 2014. Intangible assets, which included purchased licenses, patents and patent rights, were stated at cost and amortized using the straight-line method over their useful lives based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. Costs of internally developing intangibles (i.e. trademarks) are expensed as incurred and included in general and administrative expenses.

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

	Year Ended September 30,
	2016	2015
Income Per Common Share - Basic:
Net income (loss) available to common stockholders	$(1,160,896)	$171,799
Weighted-average common shares outstanding	153,483,050	153,262,851
Basic income (loss) per share	$(0.01)	$0.00
Income Per Common Share - Diluted:
Net income (loss)	$(1,160,896)	$171,799
Weighted-average common shares outstanding	153,483,050	153,262,851
Convertible preferred stock	-----	8,850,000
Stock options	-----	1,500
Weighted-average common shares outstanding and common share equivalents	153,483,050	162,114,351
Diluted income (loss) per share	$(0.01)	$0.00

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	2016	2015
Options	3,542,688	5,542,688
Warrants	722,500	3,611,167

The following securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during 2016:

2016
Options	10,000,000
Convertible Preferred Stock	8,850,000

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

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of and September 30, 2016 and 2015 due to their short-term nature.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at September 30, 2016 and 2015 is $7,500 and $300,000, respectively. The unrealized loss for the year ended September 30, 2016 was $292,500 and considered to be an other than temporary decline in fair value. As such, the loss has been reported on the statement of operations for the year ended September 30, 2016. During the fiscal year ended September 30, 2015, the Company recognized an other than temporary loss on the stock in the amount of $2.7 million which was recognized in the statement of operations for that fiscal year.

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

Recently Issued Accounting Pronouncements:

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. We will early adopt this guidance effective for the fiscal year beginning October 1, 2017.

In February 2016, the FASB issued ASU 2016-02, Leases , (Topic 842). This new ASU represents a wholesale change to lease accounting and introduces a lease model that brings most leases on the balance sheet. It also eliminates the required use of bright-line tests in current U.S. GAAP for determining lease classification. This ASU is effective for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods thereafter. Earlier application is permitted for all entities. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting and reporting for employee share-based payment transactions. The pronouncement is effective for interim and annual periods beginning after December 31, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. This ASU amends certain aspects of ASU 2014-09, addresses certain implementation issues identified and clarifies the new revenue standards’ core revenue recognition principles. The new standards will be effective for the Company on January 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that new standards will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its Consolidated Financial Statements and its ongoing financial reporting.

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

NOTE C - Immaterial Error Correction

During the fourth quarter of 2016, the Company identified an error in the recording of accrued dividends on the Series A Convertible Preferred Stock. An immaterial error correction was made in the consolidated balance sheet at September 30, 2015 and in the consolidated statements of changes in Stockholders’ Equity as of October 1, 2014. Current liabilities in the consolidated balance sheet at September 30, 2015 was decreased by $322,042, with a corresponding increase made to additional paid-in capital representing the reversal of accrued dividends of $251,242 as of September 30, 2014 plus reversal of $70,800 accrued during the year ended September 30, 2015. This immaterial error correction had no impact on the accumulated deficit, consolidated statements of operation, the computations of basic and diluted earnings per share, or the consolidated statements of cash flows for the years ended September 30, 2016 or 2015 or for the interim periods during those years.

NOTE D - SALE OF ASSET

On November 7, 2014, the Company entered into a Sale Agreement, as amended on January 30, 2015, with Amarantus, Clark Corporate Law Group LLP ("CCLG") and Gordon & Rees, LLP (“Gordon & Rees”). Under the Sale Agreement, the Company agreed to sell to Amarantus all of its rights and claims in the Lonza Litigation. These include all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company had agreed to sell its PermaDerm® trademark and related intellectual property rights associated with it. The purchase price paid by Amarantus was: (i) $3,600,000 in cash, and (ii) shares of common stock in Amarantus having a value of $3,000,000. A portion of the cash purchase price was used to repay debt. The final payment of $2,500,000 was received on February 24, 2015.

During fiscal 2015, the Company recorded a gain on sale of assets in the amount of $6,604,431. In addition, as a result of the Sale Agreement, the Company determined that it was no longer liable for accounts payable to Lonza in the amount of $973,374. The liability was reversed and is included in other operating income in fiscal 2015.

The Company also granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by the Company. Amarantus can exercise this option at a cost of $10,000,000 plus a royalty of 5% on gross revenues in excess of $150 million.

NOTE E – DUE FROM RELATED PARTY

The Company expects to purchase “Closed Herd” collagen from Pure Med Farma, LLC (“PureMed”), a development stage company in which the company’s CEO and CFO are member - owners. The Company and Pure Med entered into a three year supply agreement on October 16, 2016 naming Pure Med as the exclusive provider of collagen to the Company. The Company has agreed to assist PureMed by providing consultants to work on certain tasks in order to gain FDA approval. Such consultants’ costs would be reimbursed by PureMed. For the year ended September 30, 2016, the Company paid consultants on behalf of PureMed in the amount of $64,622. Interest on these advances has been accrued at 8% and amounted to $2,646 at September 30, 2016.

On December 15, 2016, PureMed issued a note in the amount of $64,622 representing the advances for consultants and other costs through that date. Under the terms of the note, interest will accrue at 8% per annum. The balance of the note plus accrued interest is payable or before December 15, 2017. Additionally, the note provides the Company with the option to convert up $42,500 of the balance owed into 17 Membership Interest Units of PureMed at a conversion price of $2,500 per unit. The note is collateralized by PureMed’s assets.

NOTE F - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	2016	2015
Registration penalty	$—	$250,203
Professional fees	156,007	177,090
Interest	74,890	57,342
	$230,897	$484,635

In Fiscal 2016, management determined that certain accruals on the balance sheet for over six years totaling $416,063 were no longer due and payable. This amount has been reversed and is included in operating expenses as an item of income.

NOTE G - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both September 30, 2016 and 2015, the loan payable totaled $10,000.

Loans Payable - Related Parties:

During the year ended September 30, 2015, the Company recorded expenses that were paid directly by Randall McCoy, the Company’s Chief Executive Officer in prior years and were submitted for reimbursement in the amount of $95,000. During fiscal 2016 the Company repaid $81,991 of this loan. At September 30, 2016 and 2015, the outstanding balance was $13,009 and $95,000, respectively. The loan does not bear interest and is due on demand.

During the year ended December 31, 2015, $15,500 of Company expenses were paid directly by John Weber, the Company’s Chief Financial Officer and were submitted for reimbursement and were repaid during fiscal 2016.

NOTE H - NOTES PAYABLE

Bridge Financing:

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% will be charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest described above. At both September 30, 2016 and 2015, the Note balance was $175,000. Accrued interest was $74,890 and $57,342 at September 30, 2016 and 2015, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets.

In May 2013, the Company issued a convertible promissory note totaling $25,000 to an individual. The note bore interest at the rate of 8% per annum and was due in November 2013. The note and accrued interest thereon were convertible into shares of common stock at the rate of $0.05 per share and automatically converted on the maturity date unless paid sooner by the Company. The Company did not record a discount for the conversion feature as the conversion price was greater than the price of the common stock on the issuance date. At maturity, the principal and interest were scheduled to convert to 520,055 shares of common stock but the individual waived the conversion of the principal and accrued interest. In February 2015 the note was repaid in full.

In August 2013, the Company issued convertible promissory notes totaling $250,000 to two individuals. The notes bore interest at the rate of 8% per annum and were due in August 2014. The principal and accrued interest thereon were convertible into shares of common stock at the rate of $0.03 per share and automatically convert on the maturity dates unless paid sooner by the Company. The Company did not record discounts for the conversion features as the conversion prices were greater than the prices of the common stock on the issuance dates. At maturity, the principal and interest were scheduled to automatically convert into 4,500,000 shares of common stock but the individuals waived the conversion of the principal and accrued interest. In February 2015 the notes were repaid in full.

The Company held a convertible promissory note that was paid in full during the year ended September 30, 2015 and a convertible promissory note that was converted into common stock during the year ended September 30, 2015. The conversion features contained in the promissory notes were considered embedded derivatives. Upon conversion and payment of the notes, losses on the derivatives were recognized and included in other income (expense) on the statement of operations for the year ended September 30, 2015 in the amount of $528,230.

NOTE I - RELATED PARTY TRANSACTIONS

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

See Note E regarding amounts due from related party and Note G for loans payable to related parties.

NOTE J - INCOME TAXES

The Company did not incur current tax expense for year ended September 30, 2016. The provision for income taxes of $2,829,000 for the year ended September 31, 2015, represents deferred taxes.

At September 30, 2016, the Company had available approximately $4.1 million of net operating loss carry forwards which expire in the years 2029 through 2035. However, the use of the net operating loss carryforwards generated prior to September 30, 2011 totaling $0.7 million is limited under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code.

Significant components of the Company’s deferred tax assets at September 30, 2016 and 2015 are as follows:

	2016	2015
Net operating loss carry forwards	$1,630,872	$2,574,628
Unrealized loss	1,197,000	1,080,000
Stock based compensation	40,104	227,201
Accrued expenses	424,544	355,265
Total deferred tax assets	3,292,520	4,237,094
Valuation allowance	(3,292,520)	(4,237,094)
Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, a valuation allowance has been established for all of the income tax benefit for these deferred tax assets.

The following is a reconciliation of the Company’s income tax rate using the federal statutory rate to the actual income tax rate as of September 30, 2016 and 2015:

	2016	2015
Federal tax rate	34%	34%
Effect of state taxes	6%	6%
Adjustment of valuation allowance	40%	92%
Permanent differences	—%	7%
Net operating loss carry forward	—%	(47)%
Total	0%	92%

At September 30, 2016 and 2015, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2016 and 2015 the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal income tax returns under a statute of limitations. The 2013 through 2016 tax years generally remain subject to examination by federal tax authorities.

NOTE K - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of September 30, 2016 and 2015 plus dividends in arrears as per below). Each share of Preferred Stock has a stated value of $1 and was convertible into shares of the Company’s common stock at the rate of 10 for 1.

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of September 30, 2016 and 2015, dividends in arrears were $393,037 ($.44 per share) and $322,042 ($.36 per share), respectively.

At both September 30, 2016 and 2015, 885,000 shares of Series A Preferred were outstanding.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Preferred have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At September 30, 2016, and 2015 no shares of Series B Preferred are outstanding.

Common Stock Issuances:

2015 Transactions

1.	The Company issued 7,920,291 shares of its common stock for the conversion of principal and accreted interest owed to a lender. $7,920 was credited to common stock and $3,171 to additional paid in capital.

2.	The Company issued 10,392,967 shares of its common stock that had previously been classified as common stock to be issued upon conversion of principal and accrued interest owed to lenders. $10,393 was credited to common stock and $391,649 was credited to additional paid in capital with a corresponding decrease in “common stock to be issued”.

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

Stock based compensation amounted to $67,895 and $32,365 for the years ended September 30, 2016 and 2015, respectively.

Option activity for 2015 and 2016 is summarized as follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding, October 1, 2015	5,542,688	$0.19
Granted	10,000,000	$0.02
Forfeited
Options outstanding, September 30, 2015	15,542,688	$0.08

Granted
Forfeited	2,000,000	.46
Options outstanding, September 30, 2016	13,542,688	$0.02

Aggregate intrinsic value	$216,359

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

The following table summarizes information regarding stock options outstanding at September 30, 2016:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$0.020	10,000,000	2.29	$0.020	10,000,000	$0.020
$0.035	3,542,688	2.22	$0.035	3,542,688	$0.035
$0.020-$0.035	13,542,688	2.27	$0.024	13,542,688	$0.024

As of September 30, 2016, there was no unrecognized compensation cost related to non-vested options granted.

Warrants:

A summary of the warrants outstanding at September 30, 2016 and 2015 is as follows:

	Exercise	Expiration
Warrants	Price	Date
50,000	Various	2018
672,500	$0.15	2018
722,500

No warrants were issued or exercised during the years ended September 30, 2016 and 2015.

NOTE L - SUBSEQUENT EVENTS

Management has evaluated subsequent events and except as provided in Note E, there are no additional subsequent events through the date of this filing.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending September 30, 2016.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2017, depending on available funds: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Randall McCoy	67	Chief Executive Officer and Director
John J. Weber	67	Chief Financial Officer and Director
Dr. J. Roy Nelson	68	Chief Science Officer
Craig Eagle	48	Director

Randall McCoy has served as our Chief Executive Officer and director since July 2010. Prior to joining the Company, Mr. McCoy served as President of McCoy Enterprises LLC since its founding in May 2002. Mr. McCoy has more than 42 years of experience in the healthcare industry and has assisted both small and major pharmaceutical/device companies address FDA issues. He served as Laboratory Manager and Instructor at both George Washington University and Temple Medical School, and served as Program Manager at the Stanford Research Institute, Healthcare Division, of the David Sarnoff Research Center. Mr. McCoy has also helped over 225 foreign and domestic companies introduce their FDA regulated drug and medical device products into the US and world market. He currently holds over 30 US and international patents.

John J. Weber has served as our Chief Financial Officer and Director since September 13, 2010. Mr. Weber served as the Executive Vice President of Fujifilm Medical Systems, USA from 2006 until 2009. While at Fujifilm he was responsible for overseeing all corporate activity with the exception of R&D. In previous positions at Fujifilm he served as Senior Vice President of Operations as well as Chief Financial Officer.

Mr. Weber brings over 20 years of medical-related corporate, operational and financial management experience to the Company.

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

Our former director Dr. Joseph Rubinfeld passed away on December 26, 2016.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is attached to our Annual Report on Form 10-K for the year ended September 30, 2011 as Exhibit 14.1.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randall McCoy Chief Executive Officer, Principal Executive Officer and Director	2016 2015	$250,0001) $218,750(2)	0 0	0 0	0 0	0 0	0 0	0 0	$250,000 $218,750
John J. Weber Interim Chief Financial Officer, and Director	2016 2015	$125,000(5) $125,000(6)	0 0	0 0	0 0	0 0	0 0	0 0	$125,000 $125,000
Dr. J. Roy Nelson Chief Science Officer	2016 2015	$150,000(3) $50,000(4)	0 0	0 0	0 0	0 0	0 0	0 0	$ 150,000 $150,000

(1)	Of the $250,000 in salary to Mr. McCoy, $145,833 remains unpaid as accrued compensation.
(2)	Of the $218,750 in salary to Mr. McCoy, $114,583 remains unpaid as accrued compensation.
(3)	Of the $150,000 in salary to Mr. Nelson, $87,500 remains unpaid as accrued compensation.
(4)	Of the $150,000 in salary to Mr. Nelson, $87,500 remains unpaid as accrued compensation.

(4)	Of the $125,000 in salary to Mr. Nelson, $72,917 remains unpaid as accrued compensation.

(4)	Of the $125,000 in salary to Mr. Nelson, $78,125 remains unpaid as accrued compensation.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Randall McCoy	885,672	—	—	$0.035	12/31/18	—	—	—	—
John J. Weber	885,672	—	—	$0.035	12/31/18	—	—	—	—
John J. Weber	10,000,000	—	—	$0.02	01/15/2019	—	—	—	—

(1) On December 22, 2015 the Board extended the term of the options from December 22, 2015 to December 31, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 8, 2017, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

Beneficial owner	Number of shares beneficially owned (1)		Percentage Owned(2)
Officers and Directors
Randall McCoy	21,207,313	(3)	13.74%
John J. Weber	10,935,672	(4)	6.65
Craig Eagle	1,935,672	(6)	1.65
Officers and Directors collectively	35,014,329		22.68%
5 Percent Shareholders
Christopher Brown 100 N Tryon St. #4700 Charlotte, NC 28200	10,000,000		6.52%
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since October 1, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest:

1.	Our principal executive offices are located in Little Falls, New Jersey. The headquarters is located in the offices of McCoy Enterprises LLC, an entity controlled by Mr. McCoy. The office is attached to his residence but has its own entrances, restroom and kitchen facilities.

2.	We also maintain an office in Pennington, New Jersey, which is the materials and testing laboratory. This office is owned by Materials Testing Laboratory, and the principal is an employee. In 2016, we entered into a supply agreement to supply collagen scafolds from a company owned by the same employee.

3.	We have an employment agreement with our CEO, Randall McCoy, as discussed above.

4.       Randall McCoy, our Chief Executive Officer, made advances to us. The loans do not bear interest and are due on demand. At September 30, 2016 and 2015, the loan balance was $13,009 and $95,000, respectively.

5.       John Weber, our Chief Financial Officer, has made advances to us. The loans do not bear interest and are due on demand. At September 30, 2016 and 2015, the loan balance was $0 and $0, respectively.

6.       Randall McCoy and John Weber are principals and partners in Pure Med Farma, a Limited Liability Company which we have engaged to provide our Closed Herd collagen, see discussion above.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we believe that Craig Eagle is an independent director.

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

Aggregate fees for professional services rendered for the Company by Rotenberg Meril Solomon Bertiger & Guttilla, P.C., our independent registered public accounting firm, for the years ended September 30, 2016 and 2015 are set forth below:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2016	$96,546	$0	$0	$0
2015	$88,500	$0	$0	$0

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

All Other Fees include any other fees charged that are not otherwise specified.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.4	Know-How License and Stock Purchase Agreement (2)
10.5	Form of Stock Option Agreement(3)
10.6	Employment Agreement for Randall McCoy(4)
10.7	Asset Purchase Agreement(6)
14.1	Code of Ethics (5)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006; also incorporated by reference to the Current Report on Form 8-K filed on October 29, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K/A filed on April 27, 2011.
(3)	Incorporated by reference to the Annual Report on Form 10-K filed on January 13, 2011.
(4)	Incorporated by reference to the Current Report on Form 8-K filed on July 22, 2010.
(5)	Incorporated by reference to the Current Report on Form 8-K filed on May 17, 2011.
(6)	Incorporated by reference to the Current Report on Form 8-K filed November 17, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regenicin, Inc.

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 13, 2017

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 13, 2017

By:	/s/ John J. Weber
John J. Weber Interim Chief Financial Officer, Principal Financial and Accounting Officer, and Director
January 13, 2017

