Form 10-Q
period 2016-12-31
Regenicin, Inc.
filed 2017-02-06
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 of January 16, 2017.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2016 (unaudited) and September 30, 2016;
F-2	Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015 (unaudited);
F-3	Consolidated Statements of Comprehensive Loss for the three months ended December 31, 2016 and 2015 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2016	2016
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$50,392	$218,847
Prepaid expenses and other current assets	57,242	66,218
Due from related party	70,160	—
Common stock of Amarantus Corporation	6,700	7,500
Total current assets	184,494	292,565
Due from related party	—	67,268
Total assets	$184,494	$359,833

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$264,858	$262,934
Accrued expenses - other	204,015	230,897
Accrued salaries - officers	1,281,251	1,136,001
Bridge financing	175,000	175,000
Loan payable	10,000	10,000
Loans payable - officer	—	13,009
Total current and total liabilities	1,935,124	1,827,841

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value,
5,500,000 shares authorized;
885,000 issued and outstanding	885	885
Common stock, $0.001 par value;
200,000,000 shares authorized;
157,911,410 issued
and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,177,515	10,177,515
Accumulated deficit	(12,081,716)	(11,799,894)
Other Comprehensive loss	(800)	—
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(1,750,630)	(1,468,008)
Total liabilities and stockholders' deficiency	$184,494	$359,833

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2016	2015
	(UNAUDITED)	(UNAUDITED)

Revenues	$—	$—

Operating expenses
Research and development	5,284	738
General and administrative	290,027	291,131
Stock based compensation - general and administrative	—	67,895
Total operating expenses	295,311	359,764
Operating loss before other operating income	(295,311)	(359,764)
Other operating income - reversal of accounts payable	15,000	—

Loss from operations	(280,311)	(359,764)
Other income (expenses)
Interest expense	(4,411)	(4,411)
Interest income	2,900	—
Total other income (expenses)	(1,511)	(4,411)
Net loss	(281,822)	(364,175)
Preferred stock dividends	(17,845)	(17,845)
Net loss attributable to common stockholders	$(299,667)	$(382,020)
Loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding
Basic	153,483,050	153,483,050
Diluted	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

F-2

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2016	2015
	(UNAUDITED)	(UNAUDITED)

Net loss	$(281,822)	$(364,175)

Other comprehensive income:

Change in unrealized loss on available-for-sale securities, net of income taxes	(800)	(141,250)

Comprehensive loss	$(282,622)	$(505,425)

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2016	2015
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(281,822)	$(364,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on notes and loans payable	4,411	4,412
Accrued interest income on due from related party	(2,892)	—
Stock based compensation - general and administrative	—	67,895
Reversal of accounts payable	(15,000)	—
Expenses paid directly by officer	—	15,500
Changes in operating assets and liabilities
Prepaid expenses and other current assets	8,976	(26,512)
Accounts payable	16,924	(13,792)
Accrued expenses	(31,293)	50,140
Accrued salaries - officers	145,250	—
Net cash used in operating activities	(155,446)	(266,532)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans payable - officers	(13,009)	—
Net cash used in financing activities	(13,009)	—

NET DECREASE IN CASH	(168,455)	(266,532)
CASH - BEGINNING OF PERIOD	218,847	1,061,377
CASH - END OF PERIOD	$50,392	$794,845

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash activities:
Increase in loans payable - officers from company expenses directly paid by officer	$—	$15,500

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

The Company is using the net proceeds of the transaction to fund development of cultured cell technology and to pursue approval of the products through the U.S. Food and Drug Administration. The Company has been developing its own unique cultured skin substitute since we received Lonza’s termination notice.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016, as filed with the Securities and Exchange Commission.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses and has an accumulated deficit of approximately $12.0 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt, private sale of equity securities, and the proceeds from the Asset Sale. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is using the proceeds from the Asset Sale to fund operations. Once the funds are exhausted, management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of and December 31, 2016 and September 30, 2016 due to their short-term nature.

Common stock of Amarantus represents equity investments in common stock that the Company classifies as available for sale. Such investments are carried at fair value in the accompanying consolidated balance sheets. Fair value is determined under the guidelines of GAAP which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in net income (loss). Unrealized gains and losses considered to be temporary are reported as other comprehensive income (loss) and are included in stockholders equity. Other than temporary declines in the fair value of investment is included in other income (expense) on the statement of operations.

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at December 31, 2016 is $6,700. The unrealized loss for the three months ended December 31, 2016 and 2015 was $800 and $141,250 net of income taxes, respectively, and was reported as a component of comprehensive loss. During the fiscal year ended September 30, 2015, the Company recognized an other than temporary loss on the stock in the amount of $2.7 million which was recognized in the statement of operations for that fiscal year end. During the fiscal year ended September 30, 2016, the Company recognized another other than temporary loss on the stock in the amount of $292,500 which was recognized in the statement of operations.

Recently Issued Accounting Pronouncements:

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-01 on its consolidated financial statements.

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

All other recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE 3 - LOSS PER SHARE

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive.

The following weighted average securities have been excluded from the calculation of net loss per share for the quarters ended December 31, 2016 and 2015, as the exercise price was greater than the average market price of the common shares:

	2016	2015
Options	—	3,542,688
Warrants	722,500	799,167

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during the quarters ended December 31, 2016 and 2015:

	2016	2015
Options	5,150,979	73,344
Convertible Preferred Stock	8,850,000	8,850,000

The effects of options and warrants on diluted earnings per share are reflected through the use of the treasury stock method and the excluded shares that are “in the money” are disclosed above in that manner.

NOTE 4 – DUE FROM RELATED PARTY

The Company expects to purchase “Closed Herd” collagen from Pure Med Farma, LLC (“PureMed”), a development stage company in which the company’s CEO and CFO are member - owners. The Company and PureMed entered into a three year supply agreement on October 16, 2016 naming PureMed as the exclusive provider of collagen to the Company. The Company has agreed to assist PureMed by providing consultants to work on certain tasks in order to gain FDA approval. Such consultants’ costs would be reimbursed by PureMed. For the year ended September 30, 2016, the Company paid consultants on behalf of PureMed in the amount of $64,622.

On December 15, 2016, PureMed issued a note in the amount of $64,622 representing the advances for consultants through that date. Under the terms of the note, interest will accrue at 8% per annum and is payable on or before December 15, 2017. Additionally, the note provides the Company with the option to convert up $42,500 of the balance owed into 17 membership interest units of PureMed at a conversion price of $2,500 per unit. At December 31, 2016, 17 membership units represented 25% of all issued PureMed membership units. The note is collateralized by PureMed’s assets.

During the three months ended December 31, 2016 and 2015, the Company did not incur costs on behalf of PurMed. The balance of the note plus accrued interest of $5,538 at December 31, 2016 totaled $70,160 and the balance of the note plus accrued interest of $2,646 at September 30, 2016 totaled $67,268.

NOTE 5 - LOANS PAYABLE

Loan Payable:

In February 2011, a shareholder advanced $10,000. The loan does not bear interest and is due on demand. At both December 31, 2016 and September 30, 2016, the loan payable totaled $10,000.

Loans Payable - Officer:

The Chief Executive Officer in fiscal year 2015 submitted for reimbursement Company expenses paid personally by him. At September 30, 2016, the balance owed to him was $13,009 and during the quarter ended December 31, 2016 that balance was repaid in full. The loan did not bear interest and was due on demand.

NOTE 6 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest described above. At both December 31, 2016 and September 30, 2016, the note balance was $175,000. Interest expense was $4,411 for both quarters ended December 31, 2016 and 2015. Accrued interest on the note was $79,301 and $74,890 as of December 31, 2016 and September 30, 2016, respectively.

NOTE 7 - INCOME TAXES

The Company did not incur current tax expense for the three months ended December 31, 2016 and 2015.

At December 31, 2016, the Company had available approximately $4.9 million of net operating loss carry forwards (“NOLs”) which expire in the years 2029 through 2036. However, the use of the NOLs generated prior to September 30, 2011 totaling $0.7 million is limited under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code.

Significant components of the Company’s deferred tax assets at December 31, 2016 and September 30, 2016 are as follows:

	December 31, 2016	September 30, 2016
Net operating loss carry forwards	$1,683,737	$1,630,872
Unrealized loss	1,197,000	1,197,000
Stock based compensation	40,104	40,104
Accrued expenses	482,644	424,544
Total deferred tax assets	3,403,485	3,292,520
Valuation allowance	(3,403,485)	(3,292,520)
Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, a valuation allowance has been established for all of the income tax benefit for these deferred tax assets.

At both December 31, 2016 and September 30, 2016, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2016 and 2015 the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal income tax returns under a statute of limitations. The 2013 through 2016 tax years generally remain subject to examination by federal tax authorities.

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

At both December 31, 2016 and September 30, 2016, 885,000 shares of Series A Preferred Stock (“Series A Preferred”) were outstanding.

Series A Preferred pays a dividend of 8% per annum on the stated value and have a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of December 31, 2016 and September 30, 2016 plus dividends in arrears as per below). Each share of Series A Preferred Stock has an initial stated value of $1 and are convertible into shares of the Company’s common stock at the rate of 10 for 1.

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of December 31, 2016 and September 30, 2016, dividends in arrears were $410,882 ($.46 per share) and $393,037 ($.44 per share), respectively.

During the quarter ended September 30, 2016, the Company identified an error in the recording of accrued dividends on the Series A Convertible Preferred Stock. An immaterial error correction was made in the consolidated balance sheet at September 30, 2015 and in the consolidated statements of changes in Stockholders’ Equity as of October 1, 2014. Preferred stock dividends are no longer accrued and accordingly, a non-cash disclosure for preferred stock dividends in the amount of $17,845 on the statement of cash flows has been removed for the three months ended December 31, 2015.

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

No rent is charged for either premise.

NOTE 10 - STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation- Stock Compensation .” The Company recognizes compensation expense for all of its grants of stock-based awards based on the estimated fair value on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period.

On January 6, 2011, the Company approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price of $0.035, as amended, per share that were to expire on December 22, 2015. Effective as of the expiration date, the Company extended the term of those options to December 31, 2018. All other contractual terms of the options remained the same. The option exercise price was compared to the fair market value of the Company’s shares on the date when the extension was authorized by the Company, resulting in the immediate recognition of $67,895 in compensation expense. There is no deferred compensation expense associated with this transaction, since all extended options had previously been fully vested. The extended options were valued utilizing the Black-Scholes option pricing model with the following assumptions: Exercise price of $0.035, expected volatility of 208%, risk free rate of 1.31% and expected term of 3.03 years. Stock based compensation amounted to $-0- and $67,895 for the three months ended December 31, 2016 and 2015, respectively. Stock-based compensation is included in general and administrative expenses.

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

Overview

As reported in our most recent 10K filing, during 2016, the Company continued to pursue its goal of obtaining FDA approval for its product NovaDerm®. If approved, NovaDerm will be the first and only autologous, cultured skin substitute product allowed for medical use on burns requiring grafting.

NovaDerm® is a multi-layered tissue-engineered skin prepared by utilizing autologous (patient’s own) skin cells. It is expected to be a graftable collagen based cultured epithelium implant that produces a skin substitute containing both epidermal and dermal components with a collagen base. Clinically, we expect it to behave the same as split thickness allograft skin. It should therefore not be rejected by the immune system of the patient, unlike with porcine or cadaver cellular grafts. Immune system rejection is a serious concern in Xeno-transplant procedures which may have a cellular component. Additionally, the application of our cultured skin substitute should not require any specialized physician training because it is applied the same as in a standard allograft procedure.

As we begin 2017, our priority has been to raise additional funds to finalize our IND application and begin clinical trials. It is estimated that the cost to finalize the IND will be approximately 1.5 million dollars, and the cost to complete Phase1 of the clinical trial will be approximately 2 million dollars. Our major focus in obtaining this funding has been to minimize shareholders' dilution as much as possible, and consequently we are primarily pursuing financing through the issuance of a debt instrument, as well as international licensing agreements.

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

The initial trials are planned to begin with ten subjects with an Initial Data Safety Monitoring Board (DSMB) review of safety on the first three subjects once they have reached 6 months’ follow-up. We do not intend to interrupt our trial waiting for the DSMB report.

We are still required to do some additional testing as part of our IND package and have identified several facilities that can help in this process. We have already completed some physical testing allowing us to establish certain specifications on incoming materials. We have also created protocols for biologics testing that will support our IND. Moreover, we are working on the documentation and writing that we need to finalize the IND and will add the data as soon as it becomes available. Despite limited funds, we are determined to make progress where we can until additional financing is available to pay for the more expensive items, such as the CRO contract. We are currently working with several financial advisors in an attempt to obtain the necessary funding.

4

Our management is considering various possibilities and approaches to obtaining clinical trial materials and manufacturing. While no final decision has been made, management’s approach is to set up the trials so as to allow for a seamless transition into commercial production upon approval.

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

Results of Operations for the Three Months Ended December 31, 2016 and 2015

We generated no revenues from September 6, 2007 (date of inception) to December 31, 2016. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $295,311 for the three months ended December 31, 2016, compared with operating expenses of $359,764 for the three months ended December 31, 2015. General and administrative expenses accounted for $290,027 of our operating expenses, and $5,284 was from research and development for the three months ended December 31, 2016. The major difference and shift in operating expenses from the three months ended December 31, 2015 was accounted for by a decrease in stock based compensation for $67,895. Otherwise, operating expenses during the three months ended December 31, 2015 were from General and Administrative expenses in the amount of $291,131 and research and development expense of $738.

Net other expense was $1,511 for the three months ended December 31, 2016, as compared to net other expense of $4,411 for the three months ended December 31, 2015. Other income and expenses for the three months ended December 31, 2016 consisted of interest expenses of $4,411 offset by interest income of $2,900. Other income and expenses for the same period ended 2015 consisted only interest expense of $4,411.

After provision for preferred stock dividends of $17,845, for the three months ended December 31, 2016 and 2015, we recorded net loss attributable to common shareholders of $299,667 for the three months ended December 31, 2016. By comparison, we recorded net loss attributable to common shareholders of $382,020 for the three months ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had cash of $50,392 and total current assets of $184,494. As of December 31, 2016, we had current liabilities of $1,935,124. We therefore had negative working capital of $1,750,630.

Operating activities used $155,446 in cash for the three months ended December 31, 2016. The decrease in cash was primarily attributable to funding the loss for the period.

Investing activities provided no cash or cost during the reported period. We note that the value of the shares of Amarantus we obtained and which created income from that sale of assets transaction have declined significantly in value since the consummation of the agreement. Financing activities used $13,009 during the three months ended December 31, 2016 to repay loans from officers.

We have issued various promissory notes to meet our short term demands, the terms of which are provided in the notes to the consolidated financial statements accompanying this report. While this source of bridge financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan. Our long term financial needs are estimated at about $8-10 million.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity or debt offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

5

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2017 assuming we are able to obtain necessary funding: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

6

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

For the three months ended December 31, 2016, we issued no shares of common stock for the conversion of principal issued under our bridge financing and accrued interest.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith
7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	February 6, 2017

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

8