Form 10-Q
period 2017-03-31
Regenicin, Inc.
filed 2017-05-17
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company [ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 as of May 12, 2017.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2017 (unaudited) and September 30, 2016;
F-2	Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016 (unaudited);
F-3	Consolidated Statements of Comprehensive Loss for the three and six months ended March 31, 2017 and 2016 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three and six months ended March 31, 2017 and 2016 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2017	2016
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$40,066	$218,847
Prepaid expenses and other current assets	40,963	66,218
Due from related party	71,435	—
Common stock of Amarantus Corporation	15,475	7,500
Total current assets	167,939	292,565
Due from related party	—	67,268
Total assets	$167,939	$359,833

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$264,940	$262,934
Accrued expenses - other	331,688	230,897
Accrued salaries - officers	1,426,501	1,136,001
Bridge financing	175,000	175,000
Loan payable	10,000	10,000
Loans payable - officer	—	13,009
Total current and total liabilities	2,208,129	1,827,841

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,177,515	10,177,515
Accumulated deficit	(12,380,051)	(11,799,894)
Accumulated other comprehensive income	7,975	—
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(2,040,190)	(1,468,008)
Total liabilities and stockholders' deficiency	$167,939	$359,833

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenues	$—	$—	$—	$—

Operating expenses
Research and development	5,284	1,445	—	707
General and administrative	585,322	579,588	295,295	288,457
Stock based compensation - general and administrative	—	67,895	—	—
Total operating expenses	590,606	648,928	295,295	289,164

Operating loss before other operating income	(590,606)	(648,928)	(295,295)	(289,164)
Other operating income - reversal of accounts payable	15,000	—	—	—
Loss from operations	(575,606)	(648,928)	(295,295)	(289,164)

Other income (expenses)
Interest expense	(8,726)	(8,774)	(4,315)	(4,363)
Interest income	4,175	—	1,275	—
Total other income (expenses)	(4,551)	(8,774)	(3,040)	(4,363)

Net loss	(580,157)	(657,702)	(298,335)	(293,527)
Preferred stock dividends	(35,303)	(35,497)	(17,458)	(17,652)
Net loss attributable to common stockholders	$(615,460)	$(693,199)	$(315,793)	$(311,179)

Loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	153,483,050	153,483,050	153,483,050	153,483,050
Diluted	153,483,050	153,483,050	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Net loss	$(580,157)	$(657,702)	$(298,335)	$(293,527)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	7,975	(286,350)	8,775	(145,100)
Comprehensive loss	$(572,182)	$(944,052)	$(289,560)	$(438,627)

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	March 31, 2017	March 31, 2016
	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(580,157)	$(657,702)
Adjustments to reconcile net income to net cash used in operating activities:
Accrued interest income on note receivable	(4,167)	—
Accrued interest on notes and loans payable	8,726	8,774
Stock based compensation - general and administrative	—	67,895
Reversal of accounts payable	(15,000)	—
Expenses paid directly by officer	—	15,500
Changes in operating assets and liabilities
Prepaid expenses and other current assets	25,255	(2,493)
Accounts payable	17,006	18,492
Accrued expenses	92,065	61,118
Accrued salaries - officers	290,500	43,750
Net cash used in operating activities	(165,772)	(444,666)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans from related party	(13,009)	(30,651)
Net cash used in financing activities	(13,009)	(30,651)

NET DECREASE IN CASH	(178,781)	(475,317)
CASH - BEGINNING OF PERIOD	218,847	1,061,377
CASH - END OF PERIOD	$40,066	$586,060

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash activities:
Increase in loans payable - officers from Company expenses directly paid by officer	$—	$15,500

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

The Company used the net proceeds of the transaction to fund development of cultured cell technology and to pursue approval of the products through the FDA as well as for general and administrative expenses. The Company has been developing its own unique cultured skin substitute since the Company received Lonza’s termination notice.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016, as filed with the Securities and Exchange Commission.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses and has an accumulated deficit of approximately $12.4 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt, private sale of equity securities, and the proceeds from the Sale Agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is using the proceeds from the Sale Agreement to fund operations. Once the funds are exhausted, management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of and March 31, 2017 and September 30, 2016 due to their short-term nature.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at March 31, 2017 is $15,475. The unrealized gain for the six and three months ended March 31, 2017 was $7,975 and $8,775, net of income taxes, respectively, and was reported as a component of comprehensive loss. The unrealized loss for the six and three months ended March 31, 2016 was $286,350 and $145,100, net of income taxes, respectively, and was also reported as a component of comprehensive loss. The Company has recognized other than temporary losses of $2,992,500 since the acquisition of the stock in connection with the Sale Agreement.

Reclassification:

Certain reclassifications have been made to the prior periods’ statement of cash flows to conform to the current period’s presentation. The reclassifications did not affect the net income or retained earnings of the Company.

Recent Pronouncements:

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities". The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-01 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, (Topic 842). This new ASU represents a wholesale change to lease accounting and introduces a lease model that brings most leases on the balance sheet. It also eliminates the required use 9f bright-line tests in current U.S. GAAP for determining lease classification. This ASU is effective for armual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods thereafter. Earlier application is permitted for all entities. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting and reporting for employee share-based payment transactions. The pronouncement is effective for interim and annual period’s beginning after December 31, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation, which is intended to reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

The following weighted average securities have been excluded from the calculation of net loss per share for the six months ended March 31, 2017 and 2016, as the exercise price was greater than the average market price of the common shares:

	2017	2016
		(Restated)
Options	—	3,542,688
Convertible Preferred Stock	722,500	722,500

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during the six months ended March 31, 2017 and 2016:

	2017	2016
		(Restated)
Options	8,955,998	601,239
Convertible Preferred Stock	8,850,000	8,850,000

The effects of options and warrants on diluted earnings per share are reflected through the use of the treasury stock method and the excluded shares that are “in the money” are disclosed above in that manner.

NOTE 4 – DUE FROM RELATED PARTY

The Company expects to purchase “Closed Herd” collagen from Pure Med Farma, LLC (“PureMed”), a development stage company in which the Company’s Chief Executive Officer and Chief Financial Officer are member - owners. The Company and PureMed entered into a three year supply agreement on October 16, 2016 naming PureMed as the exclusive provider of collagen to the Company. The Company has agreed to assist PureMed by providing consultants to work on certain tasks in order to gain FDA approval. Such consultants’ costs will be reimbursed by PureMed. For the year ended September 30, 2016, the Company paid consultants on behalf of PureMed in the amount of $64,622 and was reflected at that time as a non-current asset on the balance sheet.

On December 15, 2016, PureMed issued a note in the amount of $64,622 representing the advances for consultants through that date. Under the terms of the note, interest accrued at 8% per annum and was payable on or before December 15, 2017. The balance of the note plus accrued interest of $6,813 at March 31, 2017 totaled $71,435. The balance of the note plus accrued interest of $2,646 at September 30, 2016 totaled $67,268. Interest income in the amount of $1,275 and $4,175 was earned during the three and six months ended March 31, 2017, respectively.

The note and accrued interest was paid in full on May 5, 2017 in the amount of $71,930.

NOTE 5 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both March 31, 2017 and September 30, 2016, the loan payable totaled $10,000.

Loans Payable - Officer:

The Chief Executive Officer in fiscal year 2015 submitted for reimbursement Company expenses paid personally by him. At September 30, 2016, the balance owed to him was $13,009 and during the quarter ended December 31, 2016 that balance was repaid in full. The loan did not bear interest and was due on demand.

NOTE 6 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest described above. At both March 31, 2017 and September 30, 2016, the note balance was $175,000. Interest expense was $8,726 and $8,774 for the six months ended March 31, 2017 and 2016. Interest expense was $4,315 and $4,363 for the three months ended March 31, 2017 and 2016, respectively.

Accrued interest on the note was $83,616 and $74,890 as of March 31, 2017 and September 30, 2016, respectively and is included in accrued expenses in the accompanying balance sheets.

NOTE 7 - INCOME TAXES

The Company did not incur current tax expense for the three and six months ended March 31, 2017 and 2016.

At March 31, 2017, the Company had available approximately $5 million of net operating loss carry forwards which expire in the years 2029 through 2036. However, the use of the net operating loss carryforwards generated prior to September 30, 2011 totaling $0.7 million is limited under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code.

Significant components of the Company’s deferred tax assets at March 31, 2017 and September 30, 2016 are as follows:

	March 31, 2017	September 30, 2016
Net operating loss carry forwards	$1,738,382	$1,630,872
Unrealized loss	1,193,810	1,197,000
Stock based compensation	40,104	40,104
Accrued expenses	540,744	424,544
Total deferred tax assets	3,513,040	3,292,520
Valuation allowance	(3,513,040)	(3,292,520)
Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, a valuation allowance has been established for all of the income tax benefit for these deferred tax assets.

At both March 31, 2017 and September 30, 2016, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2017 and September 30, 2016 the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal income tax returns under a statute of limitations. The 2013 through 2016 tax years generally remain subject to examination by federal tax authorities.

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

At both December 31, 2016 and September 30, 2016, 885,000 shares of Series A Preferred Stock (“Series A Preferred”) were outstanding.

Series A Preferred pays a dividend of 8% per annum on the stated value and have a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of March 31, 2017 and September 30, 2016 plus dividends in arrears as per below). Each share of Series A Preferred Stock has an initial stated value of $1 and are convertible into shares of the Company’s common stock at the rate of 10 for 1.

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of March 31, 2017 and September 30, 2016, dividends in arrears were $428,340 ($.48 per share) and $393,037 ($.44 per share), respectively.

During the fourth quarter of 2016, the Company identified an error in the recording of accrued dividends on the Series A Convertible Preferred Stock. An immaterial error correction was made in the consolidated balance sheet at September 30, 2015, and in the consolidated statements of changes in stockholders’ deficiency as of October 1, 2014. Preferred stock dividends are no longer accrued as a balance sheet liability but continue to accrue and are disclosed as preferred dividends in arrears and accordingly, a non-cash disclosure for preferred stock dividends in the amount of $35,497 on the statement of cash flows has been removed for the six months ended March 31, 2016.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At March 31, 2017, no shares of Series B Preferred are outstanding.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company’s principal executive office is located in Little Falls, New Jersey. The headquarters is located in the offices of McCoy Enterprises LLC, an entity controlled by Mr. McCoy. The office is attached to his residence but has its own entrances, restroom and kitchen facilities.

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

No rent is charged for either premise.

NOTE 10 - STOCK-BASED COMPENSATION

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718, “Equity”. Costs are measured at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 718.

On January 6, 2011, the Company approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price of $0.035, as amended, per share that were to expire on December 22, 2015. Effective as of the expiration date, the Company extended the term of those options to December 31, 2018. All other contractual terms of the options remained the same. The option exercise price was compared to the fair market value of the Company’s shares on the date when the extension was authorized by the Company, resulting in the immediate recognition of $67,895 in compensation expense. There is no deferred compensation expense associated with this transaction, since all extended options had previously been fully vested. The extended options were valued utilizing the Black-Scholes option pricing model with the following assumptions: Exercise price of $0.035, expected volatility of 208%, risk free rate of 1.31% and expected term of 3.03 years. Stock based compensation amounted to $-0- and $67,895 for the six months ended March 31, 2017 and 2016, respectively. Stock-based compensation is included in general and administrative expenses.

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

Overview

As reported in our most recent 10K and 10Q filing, the Company continues to pursue its goal of obtaining FDA approval for its new product NovaDerm®. If approved, NovaDerm will be the first and only autologous, cultured skin substitute product allowed for medical use on burns requiring grafting.

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

Since the beginning of this year, our priority has been to raise additional funds to finalize our testing and IND application, and then begin clinical trials. We have received a request from the FDA for some additional testing which we believe can be done, at least in part, in-house. We have selected an outside university research facility to perform the exploratory testing and a commercial lab to do the standard type testing for the part of the required testing that must be performed independently, outside the Company's facilities. The portion of the testing that can be done in house is currently underway.

The drafting of the IND document is completed as far as we can, subject to update for the results of the additional testing.  As previously reported, a Clinical Research Organization has been selected and will assist in the preparation of the final IND submission. The estimated cost to perform the additional testing and complete the IND application to begin the clinical trials is still approximately $1.5 million. Once the IND is completed and approved by the FDA, we will be able to initiate the proposed clinical trials. Completion of the IND is expected to take 6 months after funding. We anticipate that, unlike most clinical trial, the NovaDerm trials should be completed in six to nine months. The reasons for this projected abbreviated time frame is: (a) the extensive documented history of the product technology; (b) the Independent product research conducted; (c) NovaDerm's Orphan Product Designation; (d) the estimated episode of care is only 1-3 months, depending on the degree of the burn; (e) NovaDerm's clinical surgical protocol is identical to those performed everyday with the current grafting procedures of harvesting healthy skin and grafting it onto a burned area or other artificial and skin substitutes; (f) the chance of immune rejection has essentially been eliminated or greatly reduced since NovaDerm is made from the patient's own cells; and (g) we expect that the length of the patient recruitment process will be more compressed than most trials due to the small number of subjects, 3-10 patients and the fact that the patient population is approximately 44,000 per year. In addition, the patient treatment will be confined to the 150 burn centers in the US. We continue to estimate that the cost of the clinical trials will be approximately $2 million. We continue to be confident that the required funding will eventually be secured.

We have begun the preliminary planning for the clinical trials to the extent we are able, based on funding constraints. We have chosen a CRO to assist in our IND submission and conducting the actual trials. Clinical site selection and patient recruitment should be somewhat simpler than other clinical trials, since, as noted, we are limited in site selection to the 150 burn centers qualified to treat catastrophic burns. In addition, the surgical protocol will be similar to the grafting procedures currently in use at those facilities.

The initial trials are planned to begin with ten subjects with an Initial Data Safety Monitoring Board (DSMB) review of safety on the first three subjects once they come in for their 6 month follow-up. We do not intend to interrupt our trial waiting for the DSMB report.

Our management is considering various possibilities and approaches to obtaining clinical trial materials and manufacturing. While no final decision has been made, management’s approach is to set up the trials so as to allow for a seamless transition into commercial production upon approval.

In summary, as we move forward in 2017 we hope to accomplish the following milestones:

•	Secure interim financing to finalize product development, testing and needed to support the IND;

•	Complete our additional testing and a second round of financing in order to conduct 10 patient clinical trials with NovaDerm® and finalize required manufacturing engineering runs and validations;

•	Work with Pure Med Farma to finalize Collagen Scaffold Testing Specifications for NovaDerm®;

•	Finalize contracts with the CRO and select the NovaDerm® clinical trial material manufacturer;

•	Retain a Principal lead investigator, medical advisor, surgical trainer and dermopathologist;

•	Select and execute contracts with two clinical study sites; and

•	Perform a successful graft of NovaDerm onto a clinical trial subject.

Results of Operations for the Three and Six Months Ended March 31, 2017 and 2016

We generated no revenues from September 6, 2007 (date of inception) to March 31, 2017. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $295,295 and $590,606 for the three and six months ended March 31, 2017, compared with operating expenses of $289,164 and $648,928 for the three and six months ended March 31, 2016. General and administrative expenses accounted for substantially all of our operating expenses for the three and six months ended March 31, 2017. General and Administrative expenses accounted for all of our operating expenses for the three months ended March 31, 2016. In addition to administrative expense, stock based compensation of $67,895 is included in the operating expenses for the six months March 31, 2016.

Net other expense was $3,040 and $4,551 for the three and six months ended March 31, 2017, as compared to net other expenses of $4,363 and $8,774 for the three and six months ended March 31, 2016. Other income and expenses for the three and six months ended March 31, 2017 consisted of only interest income and interest expenses. Other income and expenses for the same periods in 2016 consisted of only interest expense and no interest income, which represented the main difference.

After provision for preferred stock dividends of $17,458 and $35,303 for the three and six months ended March 31, 2017, we recorded a net loss available to common stockholders of $315,793 and $615,460 for the three and six months ended March 31, 2017. By comparison, we recorded a net loss available to common stockholders of $311,179 and $693,199 for the three and six months ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $40,066 and total current assets of $167,939. As of March 31, 2017, we had current liabilities of $2,208,129. We therefore had negative working capital of $2,040,190.

Operating activities used $165,772 in cash for the six months ended March 31, 2017. The decrease in cash was primarily attributable to funding the loss for the period offset by an increase in current liabilities.

Investing activities provided no cash or cost during the reported period. Financing activities reflected cash outflow of $13,009 due to the repayment of related party loans. We note that the value of the shares of Amarantus we obtained and which created income from that sale of assets transaction have declined significantly in value since the consummation of the agreement.

We have issued various promissory notes to meet our short term demands, the terms of which are provided in the notes to the consolidated financial statements accompanying this report. While this source of bridge financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan. Our short term financial needs to fund the clinical trials are estimated at $1.5- $3.5 million. Our long term financial needs are estimated at about $8-$10 million.

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

Off Balance Sheet Arrangements

As of March 31, 2017, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2017 (if funding is available): (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

For the three months ended March 31, 2017, we issued no shares of common stock for the conversion of principal issued under our bridge financing and accrued interest.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith
9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	May 17, 2017

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

