Form 10-Q
period 2017-06-30
Regenicin, Inc.
filed 2017-08-10
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 as of August 1, 2016.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2017 (unaudited) and September 30, 2016;
F-2	Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and 2016 (unaudited);
F-3	Consolidated Statements of Comprehensive Loss for the three and nine months ended June 30, 2017 and 2016 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2017	2016
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$12,005	$218,847
Prepaid expenses and other current assets	25,986	66,218
Due from related party	10,000	—
Common stock of Amarantus Corporation	9,075	7,500
Total current assets	57,066	292,565
Due from related party	—	67,268
Total assets	$57,066	$359,833

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$270,423	$262,934
Accrued expenses - other	275,316	230,897
Accrued salaries - officers	1,571,751	1,136,001
Bridge financing	175,000	175,000
Loan payable	10,000	10,000
Loans payable - officer	—	13,009
Total current and total liabilities	2,302,490	1,827,841

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value,5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,177,515	10,177,515
Accumulated deficit	(12,578,885)	(11,799,894)
Accumulated other comprehensive income	1,575	—
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(2,245,424)	(1,468,008)
Total liabilities and stockholders' deficiency	$57,066	$359,833

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenues	$—	$—	$—	$—

Operating expenses
Research and development	5,284	1,445	—	—
General and administrative	780,288	885,058	194,966	305,470
Stock based compensation - general and administrative	—	67,895	—	—
Total operating expenses	785,572	954,398	194,966	305,470

Operating loss before other operating income	(785,572)	(954,398)	(194,966)	(305,470)
Other operating income - reversal of accounts payable	15,000	—	—	—
Loss from operations	(770,572)	(954,398)	(194,966)	(305,470)

Other income (expenses)
Interest expense	(13,089)	(13,137)	(4,363)	(4,363)
Interest income	4,670	—	495	—
Total other income (expenses)	(8,419)	(13,137)	(3,868)	(4,363)
Net loss	(778,991)	(967,535)	(198,834)	(309,833)
Preferred stock dividends	(52,955)	(53,149)	(17,652)	(17,652)
Net loss available to common stockholders	$(831,946)	$(1,020,684)	$(216,486)	$(327,485)

Loss per share:
Basic	$(0.01)	$(0.01)	$(0.00)	$(0.00)
Diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	153,483,050	153,483,050	153,483,050	153,483,050
Diluted	153,483,050	153,483,050	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Net loss	$(778,991)	$(967,535)	$(198,834)	$(309,833)

Other comprehensive income (loss):

Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	1,575	(287,250)	(6,400)	(900)

Comprehensive loss	$(777,416)	$(1,254,785)	$(205,234)	$(310,733)

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2017	2016
	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(778,991)	$(967,535)
Adjustments to reconcile net income to net cash used in operating activities:
Accrued interest on notes and loans payable	13,089	13,137
Stock based compensation - general and administrative	—	67,895
Reversal of accounts payable	(15,000)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	40,232	71,807
Accounts payable	22,489	(21,580)
Accrued expenses	31,330	51,652
Accrued salaries - officers	435,750	189,000
Net cash used in operating activities	(251,101)	(595,624)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayment of loans from related party	67,268	—
Advances to related parties	(10,000)	(64,622)
Net cash provided by (used in) investing activities	57,268	(64,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from officers	—	15,500
Repayment of loans from officers	(13,009)	(73,203)
Net cash used in financing activities	(13,009)	(57,703)

NET DECREASE IN CASH	(206,842)	(717,949)
CASH - BEGINNING OF PERIOD	218,847	1,061,377
CASH - END OF PERIOD	$12,005	$343,428

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016, as filed with the Securities and Exchange Commission.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses and has an accumulated deficit of approximately $12.6 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt, private sale of equity securities, and the proceeds from the Sale Agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is using the proceeds from the Sale Agreement to fund operations. Once the funds are exhausted, management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Financial Instruments and Fair Value Measurement:

The Company measures fair value of its financial assets on a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their fair values as of June 30, 2017 and September 30, 2016 due to their short-term nature.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at June 30, 2017 is $9,075. The unrealized gain (loss) for the nine and three months ended June 30, 2017 was $1,575 and ($6,400), net of income taxes, respectively, and was reported as a component of comprehensive loss. The unrealized loss for the the nine and three months ended June 30, 2016 was ($287,250) and $(900), net of income taxes, respectively, and was also reported as a component of comprehensive loss. The Company has recognized other than temporary losses of $2,992,500 since the acquisition of the stock in connection with the Sale Agreement.

Reclassification:

Certain reclassifications have been made to the prior periods’ statement of cash flows to conform to the current period’s presentation. The reclassifications did not affect the net income or retained earnings of the Company.

Recent Pronouncements:

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities". The new standard principally affects accounting standards for equity investments and financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-01 on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting and reporting for employee share-based payment transactions. The pronouncement is effective for annual periods beginning after December 31, 2016, and with interim periods within those annual periods, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

The following weighted average securities have been excluded from the calculation of net loss per share for the nine months ended June 30, 2017 and 2016, as the exercise price was greater than the average market price of the common shares:

	2017	2016 (restated)
Options	—	3,542,688
Warrants	722,500	722,500

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during the nine months ended June 30, 2017 and 2016:

	2017	2016 (restated)
Options	9,982,469	601,239
Convertible Preferred Stock	8,850,000	8,850,000

The effects of options and warrants on diluted earnings per share are reflected through the use of the treasury stock method and the excluded shares that are “in the money” are disclosed above in that manner.

NOTE 4 – DUE FROM RELATED PARTY

The Company expects to purchase “Closed Herd” collagen from Pure Med Farma, LLC (“PureMed”), a development stage company in which the Company’s Chief Executive Officer and Chief Financial Officer are member - owners. The Company and PureMed entered into a three year supply agreement on October 16, 2016 naming PureMed as the exclusive provider of collagen to the Company. The Company has agreed to assist PureMed by providing consultants to work on certain tasks in order to gain FDA approval. Such consultants’ costs will be reimbursed by PureMed. For the year ended September 30, 2016, the Company paid consultants on behalf of PureMed in the amount of $64,622 and was reflected at that time, with accrued interest at 8% as a non-current asset on the balance sheet. Accrued interest on these advances amounted to $2,646 at September 30, 2016.

On December 15, 2016, PureMed issued a note in the amount of $64,622 representing the advances for consultants through that date. Under the terms of the note, interest accrued at 8% per annum and was payable on or before December 15, 2017. The balance of the note plus accrued interest of $7,308 was repaid in full in May 2017.

In April 2017, the Company advanced $10,000 to its Chief Executive Officer. The loan does not bear interest and is due on demand.

NOTE 5 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both June 30, 2017 and September 30, 2016, the loan payable totaled $10,000.

Loans Payable - Officer:

The Chief Executive Officer in fiscal year 2015 submitted for reimbursement Company expenses paid personally by him. At September 30, 2016, the balance owed to him was $13,009 and during the quarter ended December 31, 2016 that balance was repaid in full. The loan did not bear interest and was due on demand.

NOTE 6 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest described above. At both June 30, 2017 and September 30, 2016, the note balance was $175,000. Interest expense was $13,089 and $13,137 for the nine months ended June 30, 2017 and 2016. Interest expense was $4,363 for both the three months ended June 30, 2017 and 2016, respectively.

Accrued interest on the note was $87,979 and $74,890 as of June 30, 2017 and September 30, 2016, respectively and is included in accrued expenses in the accompanying balance sheets.

NOTE 7 - INCOME TAXES

The Company did not incur current tax expense for the three and nine months ended June 30, 2017 and 2016.

At June 30, 2017, the Company had available approximately $4.4 million of net operating loss carry forwards which expire in the years 2029 through 2036. However, the use of the net operating loss carryforwards generated prior to September 30, 2011 totaling $0.7 million is limited under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code.

Significant components of the Company’s deferred tax assets at June 30, 2017 and September 30, 2016 are as follows:

	June 30, 2017	September 30, 2016
Net operating loss carry forwards	$1,762,933	$1,630,872
Unrealized loss	1,196,370	1,197,000
Stock based compensation	40,104	40,104
Accrued expenses	598,844	424,544
Total deferred tax assets	3,598,251	3,292,520
Valuation allowance	(3,598,251)	(3,292,520)
Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, a valuation allowance has been established for all of the income tax benefit for these deferred tax assets.

At both June 30, 2017 and September 30, 2016, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2017 and September 30, 2016 the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal income tax returns under a statute of limitations. The 2013 through 2016 tax years generally remain subject to examination by federal tax authorities.

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

At both June 30, 2017 and September 30, 2016, 885,000 shares of Series A Preferred Stock (“Series A Preferred”) were outstanding.

Series A Preferred pays a dividend of 8% per annum on the stated value and have a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of June 30, 2017 and September 30, 2016 plus dividends in arrears as per below). Each share of Series A Preferred Stock has an initial stated value of $1 and are convertible into shares of the Company’s common stock at the rate of 10 for 1.

The Series A Preferred Stock was marketed through a private placement memorandum that included a reference to a ratchet provision which would have allowed the holders of the stock to claim a better conversion rate based on other stock transactions conducted by the Company during the three year period following the original issuance of the shares.  Certain of the stock related transactions consummated by the Company during this time period may have triggered this ratchet provision, and thus created a claim by holders of the Series A Preferred Stock who purchased based on this representation for a greater conversion rate than initially provided.  The Company is currently negotiating with some of the remaining Series A holders regarding this claim and their conversion rate of their Series A Preferred Stock. Changes to the preferred stock conversion ratio may result in modification or extinguishment accounting. That may result in a deemed preferred stock dividend which would reduce net income available to common stockholders in the calculation of earnings per share. Certain of the smaller Series A holders have already converted or provided notice of conversion of their shares. In respect of this claim, the Company and its outside counsel determined that it is not possible to offer an opinion regarding the outcome.

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of June 30, 2017 and September 30, 2016, dividends in arrears were $445,992 ($.48 per share) and $393,037 ($.44 per share), respectively.

During the fourth quarter of 2016, the Company identified an error in the recording of accrued dividends on the Series A Convertible Preferred Stock. An immaterial error correction was made in the consolidated balance sheet at September 30, 2015, and in the consolidated statements of changes in stockholders’ deficiency as of October 1, 2014. Preferred stock dividends are no longer accrued and accordingly, a non-cash disclosure for preferred stock dividends in the amount of $53,149 on the statement of cash flows has been removed for the nine months ended June 30, 2016.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At June 30, 2017, no shares of Series B Preferred are outstanding.

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

On January 6, 2011, the Company approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price of $0.035, as amended, per share that were to expire on December 22, 2015. Effective as of the expiration date, the Company extended the term of those options to December 31, 2018. All other contractual terms of the options remained the same. The option exercise price was compared to the fair market value of the Company’s shares on the date when the extension was authorized by the Company, resulting in the immediate recognition of $67,895 in compensation expense. There is no deferred compensation expense associated with this transaction, since all extended options had previously been fully vested. The extended options were valued utilizing the Black-Scholes option pricing model with the following assumptions: Exercise price of $0.035, expected volatility of 208%, risk free rate of 1.31% and expected term of 3.03 years. Stock based compensation amounted to $-0- and $67,895 for the nine months ended June 30, 2017 and 2016, respectively. Stock-based compensation is included in general and administrative expenses.

NOTE 11 - SUBSEQUENT EVENTS

Effective August 7, 2017, Dr. Craig Eagle resigned from of our board of directors. There was no known disagreement with Dr. Eagle on any matter relating to the Company’s operations, policies or practices.

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

Overview

As previously reported, the Company continues to pursue its goal of obtaining FDA approval for its new product NovaDerm®. If approved, NovaDerm will be the first and only autologous, cultured skin substitute product allowed for medical use on burns requiring grafting.

NovaDerm® is a multi-layered tissue-engineered skin prepared by utilizing autologous (patient’s own) skin cells. It is anticipated to be a graftable collagen based cultured epithelium implant that produces a skin substitute containing both epidermal and dermal components with a collagen base. Clinically, we expect it to behave the same as split thickness allograft skin. It should therefore not be rejected by the immune system of the patient, unlike with porcine or cadaver cellular grafts. Immune system rejection is a serious concern in Xeno-transplant procedures which may have a cellular component. Additionally, the application of our cultured skin substitute should not require any specialized physician training because it is applied the same as in a standard allograft procedure.

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

The drafting of the IND document is completed as far as we can given our existing funding and subject to update for the results of the additional testing.  As previously reported, a Clinical Research Organization has been selected and will assist in the preparation of the final IND submission. The estimated cost to perform the additional testing and complete the IND application to begin the clinical trials is still approximately $1.5 million. Once the IND is completed and approved by the FDA, we will be able to initiate the proposed clinical trials. Completion of the IND is expected to take 6 months after funding. We anticipate that, unlike most clinical trial, the NovaDerm trials should be completed in six to nine months. The reasons for this projected abbreviated time frame is: (a) the extensive documented history of the product technology; (b) the Independent product research conducted; (c) NovaDerm's Orphan Product Designation; (d) the estimated episode of care is only 1-3 months, depending on the degree of the burn; (e) NovaDerm's clinical surgical protocol is identical to those performed everyday with the current grafting procedures of harvesting healthy skin and grafting it onto a burned area or other artificial and skin substitutes; (f) the chance of immune rejection has essentially been eliminated or greatly reduced since NovaDerm is made from the patient's own cells; and (g) we expect that the length of the patient recruitment process will be more compressed than most trials due to the small number of subjects, 3-10 patients and the fact that the patient population is approximately 44,000 per year. In addition, the patient treatment will be confined to the 150 burn centers in the US. We continue to estimate that the cost of the clinical trials will be approximately $2 million. We also continue to be confident that the required funding will eventually be secured; however, no funding has been secured at this time.

We have begun the preliminary planning for the clinical trials to the extent we are able based on funding constraints. We have chosen a CRO to assist in our IND submission and conducting the actual trials. Clinical site selection and patient recruitment should be somewhat simpler than other clinical trials, since, as noted, we are limited in site selection to the 150 burn centers qualified to treat catastrophic burns. In addition, the surgical protocol will be similar to the grafting procedures currently in use at those facilities.

The initial trials are planned to begin with ten subjects with an Initial Data Safety Monitoring Board (DSMB) review of safety on the first three subjects once they come in for their 6-month follow-up. We do not intend to interrupt our trial waiting for the DSMB report.

Our management is considering various possibilities and approaches to obtaining clinical trial materials and manufacturing. While no final decision has been made, management’s approach is to set up the trials so as to allow for a seamless transition into commercial production upon approval.

In summary, as previously reported, we hope to accomplish the following milestones in 2017 and the first half of 2018:

•	Secure interim financing to finalize product development, testing and needed to support the IND;

•	Complete our additional testing and a second round of financing in order to conduct 10 patient clinical trials with NovaDerm® and finalize required manufacturing engineering runs and validations;

•	Work with Pure Med Farma to finalize Collagen Scaffold Testing Specifications for NovaDerm®;

•	Finalize contracts with the CRO and select the NovaDerm® clinical trial material manufacturer;

•	Retain a Principal lead investigator, medical advisor, surgical trainer and dermopathologist;

•	Select and execute contracts with two clinical study sites; and

•	Perform a successful graft of NovaDerm® onto a clinical trial subject.

Results of Operations for the Three and Nine Months Ended June 30, 2017 and 2016

We generated no revenues from September 6, 2007 (date of inception) to June 30, 2017. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $194,966 and $785,572 for the three and nine months ended June 30, 2017, compared with operating expenses of $305,470 and $954,398 for the three and nine months ended June 30, 2016. General and administrative expenses accounted for substantially all of our operating expenses for the three and nine months ended June 30, 2017 (with $5,284 in R&D expenses during the nine-month period ended June 30, 2017). General and Administrative expenses accounted for all of our operating expenses for the three months ended June 30, 2016. In addition to administrative expense, stock based compensation of $67,895 and research and development expenses of $1,445 are included in the operating expenses for the nine months June 30, 2016.

Net other expense was $3,868 and $8,419 for the three and nine months ended June 30, 2017, as compared to net other expenses of $4,363 and $13,137 for the three and nine months ended June 30, 2016. Other income and expenses for the three and nine months ended June 30, 2017 consisted of only interest income and interest expenses. Other income and expenses for the same periods in 2016 consisted of only interest expense and no interest income which represented the main difference.

After provision for preferred stock dividends of $17,652 and $52,955 for the three and nine months ended June 30, 2017, we recorded a net loss available to common stockholders of $216,486 and $831,946 for the three and nine months ended June 30, 2017. By comparison, we recorded a net loss available to common stockholders of $327,485 and $1,020,684 for the three and nine months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $12,005 and total current assets of $57,066. As of June 30, 2017, we had current liabilities of $2,302,490. We therefore had negative working capital of $2,245,424.

Operating activities used $251,101 in cash for the nine months ended June 30, 2017. The decrease in cash was primarily attributable to funding the loss for the period offset by an increase in current liabilities.

Investing activities used $57,268 in cash during the reported period. Financing activities reflected cash outflow of $13,009 due to the repayment of related party loans. We note that the value of the shares of Amarantus we obtained and which created income from that sale of assets transaction have declined significantly in value since the consummation of the agreement.

We have issued various promissory notes to meet our short-term demands, the terms of which are provided in the notes to the consolidated financial statements accompanying this report. While this source of bridge financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan. Our short term financial needs to fund the clinical trials are estimated at $1.5- $3.5 million. Our long term financial needs are estimated at about $8-$10 million.

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

Off Balance Sheet Arrangements

As of June 30, 2017, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

For the three months ended June 30, 2017, we issued no shares of common stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	August 10, 2017

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

