Form 10-K
period 2017-09-30
Regenicin, Inc.
filed 2018-01-16
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the period from ___________ to ________________

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company [ ] Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $19,952,796 as of March 31, 2017

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 153,483,050 shares as of December 31, 2017.

PART I

Item 1. Business

Overview of key events of the year ended September 30, 2017

During 2016-17, the Company had been positioning its product, NovaDerm, to enter clinical trials to gain FDA product approval. Having secured Orphan Designation for NovaDerm, we completed the necessary independent research and executed several key supply and manufacturing contracts to pave the way toward a pre-IND meeting with the FDA. The IND is an investigational new drug application filed in order to receive permission from the FDA to enter into the clinical trial process. Our pre-IND meeting with the Agency was very successful and clearly defined some additional requirements we needed to begin the clinical trials and the agreed upon protocols we needed to perform the trials. It was further agreed that the trials would initially cover 3 patients and then would be extended to 7 additional patients. If approved, NovaDerm® will be the first and only autologous, cultured skin substitute product allowed for medical use on burns requiring grafting.

We estimated that the completion of the IND and the clinical trials would take approximately 12-18 months and cost in the range of $3.5 -$4.5 million. In addition to the completion of the IND, the only other significant gating item to entering the clinical trials is funding.

On December 26, 2016, Dr. Joseph Rubinfeld, one of the original Board Members, unexpectantly passed away. On August 7, 2017, Dr. Craig Eagle, also an original Board Member resigned to pursue other interests. The Company is grateful to these two gentlemen for their support and contributions during the past seven years.

These two board positions remain open anticipating requests of Board representation from potential investors.

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

2. We filed our annual report for our Orphan Designation, as a biologic, with the Office of Orphan Products Development of the FDA for the treatment of burns requiring skin grafting with NovaDerm®. The Orphan Designation granted is for “treatment of patients with deep-partial or full-thickness thermal burns requiring grafting”. The FDA's Orphan designation is granted to promote the development of unmet clinical needs with new therapies for rare diseases and disorders. Orphan Product terminology is applied to Orphan designated products proven safe and effective, and the approved Orphan Product entitles the product, up to seven years of US market exclusivity. In addition, there are other financial benefits along with the FDA’s support during the approval process.

3. We are following through on the results of our FDA pre-IND meeting. During the Pre-IND meeting The Agency addressed our questions and provided guidance on our planned NovaDerm® development pathway going forward. It was agreed that Bovine TYPE 1 hide collagen scaffolds from Pure Med Farma, LLC (a related company) would satisfy American Society of Testing and Materials testing to fulfill current ASTM Type I requirements. We are working closely with Pure Med Farma to ensure this testing complies.

4. We have continued to work on finalizing the IND as funds allow. An IND application is the document filed with the FDA to request permission to proceed with clinical trials. This application includes the candidate product's research, chemistry, manufacturing controls and processes, pre-clinical safety, clinical trial protocols, and more.

Our Business Moving Forward In 2018

The company’s major objective for 2018 remains to secure the required funding to finalize some additional requirements of the IND application, and begin the clinical trials. It is estimated that the cost to finalize the IND will be approximately 1.5 million dollars, and the cost to complete Phase 1 of the clinical trial will be approximately 2 million dollars. As previously reported, our goal in obtaining this funding has been to minimize shareholders' dilution as much as possible. Consequently, we are primarily pursuing financing through the issuance of a debt instrument and international licensing agreements.

We have worked with a number of potential investors and continue to pursue the necessary funding based on our stated objectives. It has taken longer to raise the funds than originally estimated; however, we remain confident that our goal is achievable. In the interim, the officers and related parties intend to continue to fund the Company’s essential operating costs.

We have begun the preliminary planning for the clinical trials to the extent we are able, considering funding constraints. As previously reported, we have chosen a CRO to assist in our IND submission and conducting the trials. Clinical site selection and patient recruitment should be somewhat simpler than other clinical trials, as we are limited in site selection to the 150 burn centers qualified to treat catastrophic burns. In addition, the surgical protocol will be similar to the grafting procedures currently in use at those facilities. NovaDerm® should thus require minimal physician training.

The initial trials are planned to begin with a total of ten subjects with an Initial Data Safety Monitoring Board (DSMB) review of safety on the first three subjects once they have reached 6 months follow-up. We do not intend to interrupt our trial waiting for the DSMB report.

Our management is considering various possibilities and approaches to obtaining clinical trial materials and manufacturing. While no final decision has been made, management’s approach is to set up the trials so as to allow for a seamless transition into commercial production upon approval.

Our First Product Candidate NovaDerm®

Our first cultured skin substitute product candidate, NovaDerm®, is a multi-layered tissue-engineered living skin prepared by utilizing autologous (patient’s own) skin cells. It is a graftable cultured epithelium skin substitute containing both epidermal and dermal components with a collagen base. Clinically, we expect our Cultured Skin substitute self-to-self skin graft product will perform the same as split thickness allograft skin. Our Autologous cultured skin substitute should not be rejected by the immune system of the patient, unlike porcine or cadaver cellular grafts. Immune system rejection is a serious concern in Xeno-transplant procedures which have a cellular component. The use of our cultured skin substitute should not require any specialized physician training because it is applied the same as in a standard split thickness allograft procedure. NovaDerm® does not require the large harvest areas that are required when performing split thickness allograft procedures. NovaDerm is designed to need only a small area of harvest material to cover the wound. Where split thickness allograft skin can be stretched 2 to 4 times ,NovaDerm® can expand the coverage 100 to 400 times, greatly reducing scarring from harvesting. There are limits to how much burned area can be covered with the current split thickness allograft procedure. When a patient has more than 50% of their body with full thickness burns there is not enough harvest area available to cover the area so the same area harvested must be allowed to grow back the replacement skin before it can be harvested the second or third time, allowing to wound area open with high risk of infection and even mortality.

Clinically speaking, a product designed to treat a life-threatening condition must be available for the patient when needed. Our Culture skin substitute is being developed to be ready to apply to the patient when the patient is ready for grafting, within the first month of the patient being admitted to the hospital. Patients with serious burn injuries may not be in a condition to be grafted on a predefined schedule made more than a month in advance. Therefore, in order to accommodate the patient’s needs, we are striving to ensure that our cultured skin substitute will have an adequate shelf life and manufacturing schedule to ensure it is available whether the patient needs it the first month, or any day after, until the patient’s wound is completely covered and closed. We intend to provide the patient enough NovaDerm® to meet the patients needs in a single lot of material with adequate shelf life to be available when the patient is ready. With our extended shelf life and enough material in the first shipment the physician may perform a second grafting 5 or ten days post grafting period 1.

Our second product is anticipated to be TempaDerm®. TempaDerm® uses cells obtained from human donors to develop banks of cryo-preserved (frozen) cells and cultured skin substitute to provide a continuous supply of non-allogenic skin substitutes to treat much smaller wound areas on patients, such as ulcers. This product is expected to have applications in the treatment of chronic skin wounds such as diabetic ulcers, decubitus ulcers and venous stasis ulcers. This product is also expected to be similar to our burn indication product, except for the indications, and it will not depend totally on autologous cells. In fact, it may be possible to use the excess cultured skin that was originally produced for use on the patient that donated the cells used to grow the skin. Hopefully, TempaDerm® will be able to take this original cultured skin and use it on someone other than the original donor. As currently planned, TempaDerm® has the possibility of using banked cells, or even frozen cultured skin substitutes, to carry inventory to satisfy unknown needs or large volumes to meet the demands created in large scale disasters. Because of our focus to date on NovaDerm®, we have taken only limited steps toward the development of TempaDerm®. We may also decellularize TempaDerm or NovaDerm to make collagen wound coverings containing all the natural growth promoters found in skin.

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

Competition

Several companies have developed or are developing products that propose to approach the markets described above. These companies include:

Amarantus Biosciences, Inc.

Vericel/Epicel (cultured epidermal autografts mouse cells)

Organogenesis Inc/Apligrf (diabetic foot ulcers and venous leg ulcers; small area non- autologous skin DermaGraft for diabetic foot ulcers fibroblast grown on a temporary mesh)

Intercytex/ ICX-SKN (fiberblast not complete skin)

RTI Biologics/ Matrix HD (Allograft –an a cellular human dermis)

Each of these companies has a proprietary approach to these markets, but none has yet penetrated the cell therapy markets fully. Four companies (Vericel Organogenesis, Intercytex and RTI Biologics) have products that are FDA approved for use in burn patients.

We believe our products to be superior in design and function and, thus, provide significant advantages over the competitors listed above. The advantages of our cultured skin substitute include simultaneous delivery of Autologous epidermal keratinocytes and fibroblasts organized with a unique collagen base.

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

Intellectual Property

In August 2010, we paid $7,500 and obtained the rights to the trademarks PermaDerm® and TempaDerm® from KJR-10 Corp. November of 2014, we sold the PermaDerm® trademark to Amarantus Biosciences as part of an Asset Purchase Agreement whereby they purchase all our rights to the Lonza lawsuit. In 2016, we received a registered trademark for NovaDerm®. NovaDerm’s Orphan Designation for burns requiring grafts in adults and pediatrics. Once NovaDerm receives an Orphan approval, Regenicin receives up to seven years market exclusivity for a specific indication following the product’s approval by the FDA.

Employees

As of September 30, 2017, we had 3 employees.

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

In addition, we granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients with full thickness burns affecting more than 50% Total Body Surface Area. Amarantus can exercise this option at a cost of $10,000,000 USD plus a royalty of 5% on gross revenues in excess of $150M USD.

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

Fiscal Year Ending September 30, 2017
Quarter Ended	High $	Low $
September 30, 2017	0.09	0.05
June 30, 2017	0.15	0.06
March 31, 2017	0.19	0.09
December 31, 2016	0.13	0.04
Fiscal Year Ending September 30, 2016
Quarter Ended	High $	Low $
September 30, 2016	0.07	0.01
June 30, 2016	0.03	0.02
March 31, 2016	0.05	0.01
December 31, 2015	0.03	0.01

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

Holders of Our Common Stock

As of December 31, 2017, we had 153,483,050 shares of our common stock issued and outstanding, held by one hundred ten (110) shareholders of record, with others holding shares in street name.

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

Recent Sales of Unregistered Securities

For the years ended September 30, 2017 and September 30, 2016, we did not issue common stock.

Shares and Warrants to be issued:

No warrants were issued in 2016-2017.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of September 30, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	13,542,688	$0.024	885,672
Total	13,542,688	$0.024	885,672

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

Warrants Issued and Outstanding

A summary of the warrants outstanding at September 30, 2017 is as follows:

	Weighted Average	Expiration
Warrants	Exercise Price	Date
50,000	Varies	2018
672,500	$0.15	2018
722,500	$0.142

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

See discussion in section marked: ‘Our Business Moving Forward In 2018’

Results of Operations for the Years Ended September 30, 2017 and 2016

We generated no revenues from September 6, 2007 (date of inception) to September 30, 2017. We do not expect to generate revenues until we are able to obtain FDA approval of cell therapy and biotechnology products and thereafter successfully market and sell those products.

We incurred operating expenses of $976,108 for the year ended September 30, 2017, compared with operating expenses of $1,195,917 for the year ended September 30, 2016. Our operating expenses decreased in 2017 from 2016, and are compared as follows:

Operating Expenses	September 30, 2016	September 30, 2017
Research and Development	$1,445	$5,284
General and Administrative	$1,126,577	$970,824
Stock Based Compensation	$67,895	-
Total	$1,195,917	$976,108

We incurred net other expense of $12,829 for the year ended September 30, 2017, as compared to net other expense of $310,048 for the year ended September 30, 2016. Our other income and expenses for 2017 consisted of interest expenses of $17,499, offset by interest income of $4,670. Our other income and expenses for 2016 consisted of interest expenses of $17,548 and a loss on other than temporary decline in fair value of Amarantus investment of $292,500.

We had a loss before income tax of $973,937 for the year ended September 30, 2017, as compared with a loss of $1,089,902 for the prior year. The decrease in the loss was due to lower G&A expenses.

Our net loss for the year ended September 30, 2017 was $973,937, compared to a net loss of $1,089,902 for the year ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $19,201, prepaid expenses and other current assets of $60,592, and investments of $8,000, for total current assets of $87,793. Our total current liabilities as of September 30, 2017 were $2,529,238. We had a working capital deficit of $2,441,445 as of September 30, 2017.

Operating activities used a net $311,705 in cash for the year ended September 30, 2017. Financing activities provided $44,791 for the year ended September 30, 2017 and consisted of $20,000, in proceeds from loans from related parties, and $37,800 received officers, offset by repayments of officers’ loans of $13,009. Investing activities provided $67,268 from repayment of advances to a related party for the year ended September 30, 2017.

We have issued various promissory notes over the course of the last several fiscal years in order to continue funding our operations. The terms of these promissory notes are detailed in Note G to the financial statements accompanying this Annual Report. While this financing has been helpful in the short term to meet our financial obligations and even with the Sale of Assets to Amarantus, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan over the long term. We will thus be seeking additional financing during the fiscal year end September 30, 2018.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

1. Research and development - Research and development costs are charged to expense as incurred.

2. Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation - Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505, “Equity.” Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505.

3. Income Taxes - The Company accounts for income taxes in accordance with accounting guidance FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. The Company has adopted the provisions of FASB ASC 740-10-05 "Accounting for Uncertainty in Income Taxes." The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Development Stage Activities and Operations:

The Company is in the development stage and has had no revenues other than the sale of its assets to Amarantus. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Recently Issued Accounting Pronouncements

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

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09 “Compensation --Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of September 30, 2017 and 2016
F-3	Consolidated Statements of Operations for the years ended September 30, 2017 and September 30, 2016
F-4	Consolidated Statements of Comprehensive Loss for the years ended September 30, 2017 and 2016
F-5	Consolidated Statements of Changes in Stockholders’ Deficiency for the years ended September 30, 2017 and September 30, 2016
F-6	Consolidated Statements of Cash Flows for the years ended September 30, 2017 and September 30, 2016
F-7	Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Regenicin, Inc.

We have audited the accompanying consolidated balance sheets of Regenicin, Inc. and Subsidiary (the “Company”) as of September 30, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended.  The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

January xx, 2018

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2017	2016

ASSETS
CURRENT ASSETS
Cash	$19,201	$218,847
Prepaid expenses and other current assets	60,592	66,218
Common stock of Amarantus Corporation	8,000	7,500
Total current assets	87,793	292,565
Due from related party	—	67,268
Total assets	$87,793	$359,833

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$280,961	$262,934
Accrued expenses - other	298,476	230,897
Accrued salaries - officers	1,707,001	1,136,001
Note payable - insurance financing	37,800	—
Bridge financing	175,000	175,000
Loan payable	10,000	10,000
Loans payable - officer	20,000	13,009
Total current and total liabilities	2,529,238	1,827,841

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized;157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,177,515	10,177,515
Accumulated deficit	(12,773,831)	(11,799,894)
Accumulated other comprehensive income	500	—
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(2,441,445)	(1,468,008)
Total liabilities and stockholders' deficiency	$87,793	$359,833

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2017	2016

Revenues	$—	$—

Operating expenses
Research and development	5,284	1,445
General and administrative	970,824	1,126,577
Stock based compensation - general and administrative	—	67,895
Total operating expenses	976,108	1,195,917

Operating loss before other operating income	(976,108)	(1,195,917)
Other operating income - reversal of accounts payable	15,000	416,063
Loss from operations	(961,108)	(779,854)

Other income (expenses)
Interest expense	(17,499)	(17,548)
Interest income	4,670	—
Loss on other than temporary decline in fair value of investment	—	(292,500)
Total other income (expenses)	(12,829)	(310,048)
Net loss	(973,937)	(1,089,902)
Preferred stock dividends	(70,800)	(70,994)
Net loss available to common stockholders	$(1,044,737)	$(1,160,896)
Loss per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding
Basic	153,483,050	153,483,050
Diluted	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

F-3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2017	2016

Net loss	$(973,937)	$(1,089,902)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	500	—
Comprehensive loss	$(973,437)	$(1,089,902)

See Notes to Consolidated Financial Statements.

REGENICIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

							Accumulated
					Additional		Other
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock	Total

Balances at October 1, 2015	885,000	$885	157,911,410	$157,914	$10,109,620	$(10,709,992)	$—	$(4,428)	(446,001)

Stock compensation expense	—	—	—	—	67,895	—	—	—	67,895

Net loss	—	—	—	—	—	(1,089,902)	—	—	(1,089,902)

Balances at September 30, 2016	885,000	885	157,911,410	157,914	10,177,515	(11,799,894)	—	(4,428)	(1,468,008)

Other comprehensive income	—	—	—	—	—	—	500	—	500

Net loss	—	—	—	—	—	(973,937)	—	—	(973,937)

Balances at September 30, 2017	885,000	$885	157,911,410	$157,914	$10,177,515	$(12,773,831)	$500	$(4,428)	$(2,441,445)

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(973,937)	$(1,089,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	—	292,500
Accrued interest on notes and loans payable	17,499	17,548
Stock based compensation - general and administrative	—	67,895
Reversal of accounts payable	(15,000)	(416,063)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	5,626	53,018
Accounts payable	33,027	318,768
Accrued expenses	50,080	(271,286)
Accrued salaries - officers	571,000	334,250
Net cash used in operating activities	(311,705)	(693,272)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of loans from related party	67,268	—
Advances to related parties	—	(67,268)
Net cash provided by (used) in investing activities	67,268	(67,268)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related parties	20,000	—
Repayments of loans from related party	—	(107,490)
Proceeds of loans from officers	37,800	25,500
Repayment of loans from officers	(13,009)	—
Net cash provided (used) in financing activities	44,791	(81,990)

NET DECREASE IN CASH	(199,646)	(842,530)

CASH - BEGINNING OF PERIOD	218,847	1,061,377

CASH - END OF PERIOD	$19,201	$218,847

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$7,986	$—

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

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses and has an accumulated deficit of approximately $12.8 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt, private sale of equity securities, and the proceeds from the Sale Agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company used the proceeds from the Sale Agreement to fund operations. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Year Ended September 30,
	2017	2016
Income Per Common Share - Basic:
Net income (loss) available to common stockholders	$(1,044,737)	$(1,160,896)
Weighted-average common shares outstanding	153,483,050	153,483,050
Basic income (loss) per share	$(0.01)	$(0.01)
Income Per Common Share - Diluted:
Net income (loss)	$(1,044,737)	$(1,160,896)
Weighted-average common shares outstanding	153,483,050	153,483,050
Convertible preferred stock	-----	-----
Stock options	-----	-----
Weighted-average common shares outstanding and common share equivalents	153,483,050	153,483,050
Diluted income (loss) per share	$(0.01)	$(0.01)

The following weighted average securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	2017	2016
Options	—	3,542,688
Warrants	722,500	722,500

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during 2017:

	2017	2016
Options	10,224,603	2,203,330
Convertible Preferred Stock	8,850,000	8,850,000

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

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of and September 30, 2017 and 2016 due to their short-term nature.

Common stock of Amarantus represents equity investments in common stock that the Company classifies as available for sale. Such investments are carried at fair value in the accompanying consolidated balance sheets. Fair value is determined under the guidelines of GAAP which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in net income. Unrealized gains and losses considered to be temporary are reported as other comprehensive income (loss) and are included in equity. Other than temporary declines in the fair value of investment is included in other income (expense) on the statement of operations.

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at September 30, 2017 and 2016 is $8,000 and $7,500, respectively. The unrealized gain for the year ended September 30, 2017 was $500 net of income taxes, and was reported as a component of comprehensive loss. The unrealized loss for the year ended September 30, 2016 was $292,500 and considered to be an other than temporary decline in fair value. As such, the loss has been reported on the statement of operations for the year ended September 30, 2016.

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

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09 “Compensation --Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

All other recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the consolidated financial statements of the Company.

NOTE C – SALE OF ASSET

On November 7, 2014, the Company entered into a Sale Agreement, as amended on January 30, 2015, with Amarantus. See Note A. Under the Sale Agreement, the Company agreed to sell to Amarantus all of its rights and claims in the Lonza Litigation. These include all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company had agreed to sell its PermaDerm® trademark and related intellectual property rights associated with it. The Company also granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by the Company. Amarantus can exercise this option at a cost of $10,000,000 plus a royalty of 5% on gross revenues in excess of $150 million. As of September 30, 2017, the option has not been exercised.

NOTE D – DUE FROM RELATED PARTY

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

NOTE E - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	2017	2016
Professional fees	$206,087	$156,007
Interest	92,389	74,890
	$298,476	$230,897

In Fiscal 2017 and 2016, management determined that certain accruals on the balance sheet for over six years totaling $15,000 and $416,063, respectively, were no longer due and payable. These amounts have been reversed and are included in operating expenses as an item of income.

NOTE F - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both September 30, 2017 and 2016, the loan payable totaled $10,000.

Loans Payable - Officer:

The Chief Executive Officer in fiscal year 2015 submitted for reimbursement Company expenses paid personally by him. At September 30, 2016, the balance owed to him was $13,009 and during the quarter ended December 31, 2016 that balance was repaid in full. The loan did not bear interest.

In September 2017, John Weber, the Company’s Chief Financial Officer, made an advance to the Company of $10,000. The loan does not bear interest and is due on demand.

In September 2017, J. Roy Nelson, the Company’s Chief Science Officer, made an advance to the Company of $10,000. The loan does not bear interest and is due on demand.

NOTE G - NOTES PAYABLE

Bridge Financing:

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both September 30, 2017 and 2016, the note balance was $175,000. Accrued interest was $92,839 and $74,890 at September 30, 2017 and 2016, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets.

NOTE H - RELATED PARTY TRANSACTIONS

The Company’s principal executive offices are located in Little Falls, New Jersey. The headquarters is located in the offices of McCoy Enterprises LLC, an entity controlled by Mr. McCoy. The office is attached to his residence but has its own entrances, restroom and kitchen facilities.

The Company also maintains an office at Carbon & Polymer Research Inc. ("CPR") in Pennington, New Jersey, which is the Company's materials and testing laboratory. An officer of the Company is an owner of CPR.  No rent is charged for either premise.

See Note D regarding amounts due from related party and Note F for loans payable to related parties.

NOTE I - INCOME TAXES

The Company did not incur current tax expense for the year ended September 30, 2017 or 2016.

At September 30, 2017, the Company had available approximately $4.45 million of net operating loss carry forwards which expire in the years 2029 through 2036. However, the use of the net operating loss carryforwards generated prior to September 30, 2011 totaling $0.7 million is limited under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code.

Significant components of the Company’s deferred tax assets at September 30, 2017 and 2016 are as follows:

	2017	2016
Net operating loss carry forwards	$1,780,508	$1,630,872
Unrealized loss	1,197,000	1,197,000
Stock based compensation	40,104	40,104
Accrued expenses	686,800	424,544
Total deferred tax assets	3,704,412	3,292,520
Valuation allowance	(3,704,412)	(3,292,520)
Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, a valuation allowance has been established for all of the income tax benefit for these deferred tax assets.

The following is a reconciliation of the Company’s income tax rate using the federal statutory rate to the actual income tax rate as of September 30, 2017 and 2016:

	2017	2016
Federal tax rate	(34)%	(34)%
Effect of state taxes	(6)%	(6)%
Change in valuation allowance	40%	40%
Total	0%	0%

At September 30, 2017 and 2016, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2017 and 2016 the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal income tax returns under a statute of limitations. The 2014 through 2017 tax years generally remain subject to examination by federal tax authorities.

On December 22, 2017, new tax legislation came into effect. The provisions are generally effective for years beginning on or after January 1, 2018. The most impactful item to the Company in the new law is the change in tax rate from 34% to 21%. This will reduce the gross deferred tax assets prior to existing full valuation allowance from an effective rate of 40% to an effective rate of 27%. The current provision and disclosures do not reflect the new tax legislation. Had this legislation passed prior to our September 30 fiscal year-end, the effect would have been a reduction in deferred tax assets, and the corresponding valuation allowance, of approximately $1,200,000, as of September 30, 2017. Given the full valuation allowance, the change is not expected to have a significant impact on the financial statements.

NOTE J - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of September 30, 2017 and 2016 plus dividends in arrears as per below). Each share of Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

The Series A Preferred Stock was marketed through a private placement memorandum that included a reference to a ratchet provision which would have allowed the holders of the stock to claim a better conversion rate based on other stock transactions conducted by the Company during the three year period following the original issuance of the shares. The Certificate of Designation does not contain a ratchet provision. Certain of the stock related transactions consummated by the Company during this time period may have triggered this ratchet provision, and thus created a claim by holders of the Series A Preferred Stock who purchased based on this representation for a greater conversion rate than initially provided. The Company is currently negotiating with some of the remaining Series A holders regarding this claim and their conversation rate of their Series A Preferred Stock. Changes to the preferred stock conversion ratio may result in modification or extinguishment accounting. That may result in a deemed preferred stock dividend which would reduce net income available to common stockholders in the calculation of earnings per share. Certain of the smaller Series A holders have already converted or provided notice of conversion of their shares. In respect of this claim, the Company and its outside counsel determined that it is not possible to offer an opinion regarding the outcome. An adverse outcome could materially increase the accumulated deficit.

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of September 30, 2017 and 2016, dividends in arrears were $463,837 ($.52 per share) and $393,037 ($.44 per share), respectively.

At both September 30, 2017 and 2016, 885,000 shares of Series A Preferred were outstanding.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Preferred have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At September 30, 2017, and 2016 no shares of Series B Preferred are outstanding.

2010 Incentive Plan:

On December 15, 2010, the board of directors approved the Regenicin, Inc. 2010 Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares and performance units to the Company’s employees, officers, directors and consultants. The Plan provides for the issuance of up to 4,428,360 shares of the Company’s common stock.

On January 6, 2011, the Company approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price of $0.035, as amended on December 10, 2013 from $0.62 per share, that were to expire on December 22, 2015. Effective as of the expiration date, the Company extended the term of those options to December 31, 2018. All other contractual terms of the options remained the same. The option exercise price was compared to the fair market value of the Company’s shares on the date when the extension was authorized by the Company, resulting in the immediate recognition of $67,895 in compensation expense. There is no deferred compensation expense associated with this transaction, since all extended options had previously been fully vested. The extended options were valued utilizing the Black-Scholes option pricing model with the following assumptions: Exercise price of $0.035, expected volatility of 208%, risk free rate of 1.31% and expected term of 3.03 years.

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

In November of 2010, the Company approved the issuance of 2,000,000 options to a consultant at an exercise price of $0.46 per share. The options vested immediately and expired in November 2015.

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

Stock based compensation amounted to $-0- and $67,895 for the years ended September 30, 2017 and 2016, respectively.

Option activity for 2016 and 2017 is summarized as follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding, October 1, 2016	15,542,688	$0.08
Granted		$
Forfeited	2,000,000	$.46
Options outstanding, September 30, 2016	13,542,688	$0.02

Granted
Forfeited
Options outstanding, September 30, 2017	13,542,688	$0.02

Aggregate intrinsic value	$488,567

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

The following table summarizes information regarding stock options outstanding at September 30, 2017:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$0.020	10,000,000	1.29	$0.020	10,000,000	$0.020
$0.035	3,542,688	1.22	$0.035	3,542,688	$0.035
$0.020-$0.035	13,542,688	1.27	$0.024	13,542,688	$0.024

As of September 30, 2017, there was no unrecognized compensation cost related to non-vested options granted.

Warrants:

A summary of the warrants outstanding at September 30, 2017 and 2016 is as follows:

	Weighted Average	Expiration
Warrants	Exercise Price	Date
50,000	Varies	2018
672,500	$0.15	2018
722,500	$0.142

No warrants were issued or exercised during the years ended September 30, 2017 and 2016.

NOTE K - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending September 30, 2017.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2018, depending on available funds: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Randall McCoy	68	Chief Executive Officer and Director
John J. Weber	68	Chief Financial Officer and Director
Dr. J. Roy Nelson	69	Chief Science Officer

Randall McCoy has served as our Chief Executive Officer and Chairman of the Board since July 2010. Prior to joining the Company, Mr. McCoy served 6 years in the US navy, President of MQS and McCoy Enterprises LLC since its founding in May 2002. Mr. McCoy has more than 40 years of experience in the healthcare industry and has assisted both small and major pharmaceutical/device companies address FDA issues. He served as Laboratory Manager and Instructor at George Washington University Medical School and Temple Medical University School, Kuwait University and was Director of the Healthcare Division-Stanford Research Institute-East, at the David Sarnoff Research Center. Mr. McCoy under contract to President Benezir Bhutto of Pakistan established a multi-billion dollar FDA compliant medical device industry currently employing 400,000 direct employees in 10,000 companies. Mr. McCoy has also helped over 175 foreign and domestic companies introduce their FDA regulated drug and medical device products into the US and world market. He currently holds over 30 US and international patents.

John J. Weber has served as our Chief Financial Officer and Director since September 13, 2010. Mr. Weber served as the Executive Vice President of Fujifilm Medical Systems, USA from 2006 until 2009. While at Fujifilm he was responsible for overseeing all corporate activity with the exception of R&D. In previous positions at Fujifilm he served as Senior Vice President of Operations as well as Chief Financial Officer. Prior to FujiFilm, Mr. Weber held various financial positions at Cadbury Schweppes LTD., including Tax Director, Corporate Controller , V.P. & CFO of major divisions. Mr. Weber is a CPA and started his career at Deloitte Haskins & Sells.

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

Dr. Craig Eagle resigned from our board on August 7, 2017.

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

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended September 30, 2017 and 2016.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randall McCoy Chief Executive Officer, Principal Executive Officer and Director	2017 2016	$250,0001) $250,000(2)	0 0	0 0	0 0	0 0	0 0	0 0	$250,000 $250,000
John J. Weber Chief Financial Officer, and Director	2017 2016	$125,000(5) $125,000(6)	0 0	0 0	0 0	0 0	0 0	0 0	$125,000 $125,000
Dr. J. Roy Nelson Chief Science Officer	2017 2016	$150,000(3) $150,000(4)	0 0	0 0	0 0	0 0	0 0	0 0	$ 150,000 $150,000

(1)	Of the $250,000 in salary to Mr. McCoy, $250,000 remains unpaid as accrued compensation.
(2)	Of the $250,000 in salary to Mr. McCoy, $145,833 remains unpaid as accrued compensation.
(3)	Of the $150,000 in salary to Mr. Nelson, $150,000 remains unpaid as accrued compensation.
(4)	Of the $150,000 in salary to Mr. Nelson, $87,500 remains unpaid as accrued compensation.
(5)	Of the $125,000 in salary to Mr.Weber, $125,000 remains unpaid as accrued compensation.
(6)	Of the $125,000 in salary to Mr. Weber, $72,917 remains unpaid as accrued compensation.
18

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2017.

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

Director Compensation

There has been no director compensation over the past three years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 8, 2018, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

Beneficial owner	Number of shares beneficially owned (1)		Percentage Owned(2)
Officers and Directors
Randall McCoy	18,707,213	(3)	12.12%
John J. Weber	10,935,672	(4)	6.65%
Officers and Directors collectively	29,642,885		19.20%
5 Percent Shareholders
Health Insurance Co LTD 100 N Tryon St. #4700 Charlotte, NC 28200	10,000,000		6.52%

(1) Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(2) A total of 8,850,000  shares of the Company’s common stock resulting from Series A Convertible Preferred Stock, on an as converted basis, are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

(3) Includes 17,821,641 shares of common stock held in his name and options to purchase 885,672 shares of common stock.

(4) Includes 50,000 shares of common stock held in his name and options to purchase 10,885,672 shares of common stock.

Equity Compensation Plan Information

For information regarding our equity compensation plans, see Item 5 included in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since October 1, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest:

1.	Our principal executive offices are located in Little Falls, New Jersey. The headquarters is located in the offices of McCoy Enterprises LLC, an entity controlled by Mr. McCoy. The office is attached to his residence but has its own entrances, restroom and kitchen facilities.

2.	We also maintain an office in Pennington, New Jersey, which is the materials and testing laboratory. This office is owned by Materials Testing Laboratory, and the principal is an employee. In 2016, we entered into a supply agreement to supply collagen scaffolds from a company owned by the same employee.

3.	We have an employment agreement with our CEO, Randall McCoy, as discussed above.

4.	Randall McCoy, our Chief Executive Officer made advances to us in 2016. At September 30, 2016, the loan payable balance was $13,009, which was paid in full during the quarter ended December 31, 2016. The loans do not bear interest and are due on demand.

5.	John Weber, our Chief Financial Officer, has made advances to us. The loans do not bear interest and are due on demand. At September 30, 2017 and 2016, the loan balance was $10,000 and $0, respectively.

6.	Roy Nelson , our Chief Science Officer made advances to us in 2017. The loans do not bear interest and are due on demand. At September 30, 2017 and 2016, the loan balance was $10,000 and $0, respectively.

7.	Randall McCoy and John Weber are principals and partners in Pure Med Farma, a Limited Liability Company which we have engaged to provide our Closed Herd collagen, see discussion above.

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

Aggregate fees for professional services rendered for the Company by Rotenberg Meril Solomon Bertiger & Guttilla, P.C., our independent registered public accounting firm, for the years ended September 30, 2017 and 2016 are set forth below:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$82,886	$0	$0	$0
2016	$93,500	$0	$0	$0

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

All Other Fees include any other fees charged that are not otherwise specified.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.4	Know-How License and Stock Purchase Agreement (2)
10.5	Form of Stock Option Agreement(5)
10.6	Employment Agreement for Randall McCoy(4)
10.7	Asset Purchase Agreement(6)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006; also incorporated by reference to the Current Report on Form 8-K filed on October 29, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K/A filed on April 27, 2011.
(3)	Incorporated by reference to the Annual Report on Form 10-K filed on January 13, 2011.
(4)	Incorporated by reference to the Current Report on Form 8-K filed on July 22, 2010.
(5)	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2011.
(6)	Incorporated by reference to the Current Report on Form 8-K filed November 17, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regenicin, Inc.

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 16, 2018

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 16, 2018

By:	/s/ John J. Weber
John J. Weber Chief Financial Officer, Principal Financial and Accounting Officer, and Director
January 16, 2018

