Form 10-K/A
period 2017-09-30
Regenicin, Inc.
filed 2018-01-23
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

1

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) hereby amends our Annual Report on Form 10-K for the year ended September 30, 2017, which was originally filed with the Securities and Exchange Commission on January 16, 2018 (the “Original 10-K”). This Amendment is being filed solely to include the properly dated audit report.

Except as described above, the Company has not modified or updated disclosures presented in this Amendment No. 1. Accordingly, this Amendment No. 1 does not reflect events occurring after the Original 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. All other information contained in the Original 10-K is unchanged and reflects the disclosures made at the time of filing of the Original 10-K.

This Amendment has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Principal Accounting and Financial Officer are given as of a current date. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K, including any amendments to those filings.

2

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

3

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

Saddle Brook, New Jersey

January 16, 2018

F- 1

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

F- 2

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

F- 3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2017	2016

Net loss	$(973,937)	$(1,089,902)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	500	—
Comprehensive loss	$(973,437)	$(1,089,902)

See Notes to Consolidated Financial Statements.

F- 4

REGENICIN, INC. AND SUBSIDIARY

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

F- 5

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

F- 6

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

F- 7

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

F- 8

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

F- 9

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

F- 10

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

F- 11

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

F- 12

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

F- 13

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

F- 14

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

F- 15

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regenicin, Inc.

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 22, 2018

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 22, 2018

By:	/s/ John J. Weber
John J. Weber Chief Financial Officer, Principal Financial and Accounting Officer, and Director
January 22, 2018

4