Form 10-Q
period 2017-12-31
Regenicin, Inc.
filed 2018-02-20
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 as of February 12, 2018.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2017 (unaudited) and September 30, 2017;
F-2	Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016 (unaudited);
F-3	Consolidated Statements of Comprehensive Loss for the three months ended December 31, 2017 and 2016 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2017	2017
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$7,320	$19,201
Prepaid expenses and other current assets	40,004	60,592
Common stock of Amarantus Corporation	35,250	8,000
Total current assets	82,574	87,793
Due from related party	—	—
Total assets	$82,574	$87,793

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$275,402	$280,961
Accrued expenses - other	300,574	298,476
Accrued salaries - officers	1,852,251	1,707,001
Note payable - insurance financing	26,690	37,800
Bridge financing	175,000	175,000
Loan payable	10,000	10,000
Loans payable - officer	64,958	20,000
Total current and total liabilities	2,704,875	2,529,238

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,177,515	10,177,515
Accumulated deficit	(12,981,937)	(12,773,831)
Accumulated other comprehensive income	27,750	500
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(2,622,301)	(2,441,445)
Total liabilities and stockholders' deficiency	$82,574	$87,793

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2017	2016
	(UNAUDITED)	(UNAUDITED)

Revenues	$—	$—

Operating expenses
Research and development	—	5,284
General and administrative	203,039	290,027
Total operating expenses	203,039	295,311

Operating loss before other operating income	(203,039)	(295,311)
Other operating income - reversal of accounts payable	—	15,000
Loss from operations	(203,039)	(280,311)

Other income (expenses)
Interest expense	(5,067)	(4,411)
Interest income	—	2,900
Total other income (expenses)	(5,067)	(1,511)
Net loss	(208,106)	(281,822)
Preferred stock dividends	(17,845)	(17,845)
Net loss attributable to common stockholders	$(225,951)	$(299,667)

Loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding
Basic	153,483,050	153,483,050
Diluted	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

F-2

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2017	2016
	(UNAUDITED)	(UNAUDITED)
Net loss	$(208,106)	$(281,822)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	27,250	(800)
Comprehensive loss	$(180,856)	$(282,622)

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2017	2016
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(208,106)	$(281,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on notes and loans payable	4,411	4,411
Accrued Interest income on due from related party	—	(2,892)
Reversal of accounts payable	—	(15,000)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	20,586	8,976
Accounts payable	(5,557)	16,924
Accrued expenses	(2,313)	(31,293)
Accrued salaries - officers	145,250	145,250
Net cash used in operating activities	(45,729)	(155,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from officers	44,958	—
Repayments of notes payable - insurance financing	(11,110)
Repayment of loans from officers	—	(13,009)
Net cash provided by (used in) financing activities	33,848	(13,009)

NET DECREASE IN CASH	(11,881)	(168,455)
CASH - BEGINNING OF PERIOD	19,201	218,847
CASH - END OF PERIOD	$7,320	$50,392

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$500	$—

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2017, as filed with the Securities and Exchange Commission.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses and has an accumulated deficit of approximately $13.0 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt, private sale of equity securities, and the proceeds from the Asset Sale. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company used the proceeds from the Asset Sale to fund operations. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of December 31, 2017 and September 30, 2017 due to their short-term nature.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at December 31, 2017 is $35,250. The unrealized gain (loss) for the three months ended December 31, 2017 and 2016 was $27,250 and $(800) net of income taxes, respectively, and was reported as a component of comprehensive loss.

Recently Issued Accounting Pronouncements:

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption of certain items is permitted. The Company is currently evaluating the impact of adopting this guidance.

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

The following weighted average securities have been excluded from the calculation of net loss per share for the quarters ended December 31, 2017 and 2016, as the exercise price was greater than the average market price of the common shares:

	2017	2016
Warrants	722,500	722,500

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during the quarters ended December 31, 2017 and 2016:

	2017	2016
Options	10,393,754	5,150,979
Convertible Preferred Stock	8,850,000	8,850,000

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

NOTE 5 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both December 31, 2017 and September 30, 2017, the loan payable totaled $10,000.

Loans Payable - Officer:

Loans payable - officer consists of the following:

• In September 2017, John Weber, the Company’s Chief Financial Officer, made an advance to the Company of $10,000. In November and December additional advances were made totaling $42,958. The loans do not bear interest and are due on demand.

• In September 2017, J. Roy Nelson, the Company’s Chief Science Officer, made an advance to the Company of $10,000. In November an additional advance was made in the amount of $2,000. The loans do not bear interest and are due on demand.

NOTE 6 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both December 31, 2017 and September 30, 2017, the note balance was $175,000. Interest expense was $4,411 for both quarters ended December 31, 2017 and 2016. Accrued interest on the note was $96,800 and $92,389 as of December 31, 2017 and September 30, 2017, respectively, and is included in Accrued expenses - other in the accompanying balance sheet.

NOTE 7 - INCOME TAXES

The Company did not incur current tax expense for the three months ended December 31, 2017 and 2016.

At December 31, 2017, the Company had available approximately $4.6 million of net operating loss carry forwards (“NOLs”) which expire in the years 2029 through 2037. However, the use of the NOLs generated prior to September 30, 2011 totaling $0.7 million is limited under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code.

On December 22, 2017, new tax legislation came into effect. The provisions are generally effective for years beginning on or after January 1, 2018. The most impactful item to the Company in the new law is the change in federal tax rate from 34% to 21%. This will reduce the gross deferred tax assets prior to existing full valuation allowance from an effective combined federal/state/local rate of 40% to an effective rate of 27%. The provision and disclosures for the period ended December 31, 2017 reflect the new tax legislation.

Significant components of the Company’s deferred tax assets at December 31, 2017 and September 30, 2017 are as follows:

	December 31, 2017	September 30, 2017
Net operating loss carry forwards	$1,217,622	$1,780,508
Unrealized loss	807,975	1,197,000
Stock based compensation	27,070	40,104
Accrued expenses	500,108	686,800
Total deferred tax assets	2,552,775	3,704,412
Valuation allowance	(2,552,775)	(3,704,412)
Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, a valuation allowance has been established for all of the income tax benefit for these deferred tax assets.

At both December 31, 2017 and September 30, 2017, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2017 and September 30, 2017 the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal income tax returns under a statute of limitations. The 2014 through 2017 tax years generally remain subject to examination by federal tax authorities.

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

At both December 31, 2017 and September 30, 2017, 885,000 shares of Series A Preferred Stock (“Series A Preferred”) were outstanding.

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of December 31, 2017 and September 30, 2017 plus dividends in arrears as per below). Each share of Series A Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of December 31, 2017, and September 30, 2017, dividends in arrears were $481,682 ($.54 per share) and $463,837 ($.52 per share), respectively.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At December 31, 2017, no shares of Series B Preferred are outstanding.

NOTE 9 – SALE OF ASSET

On November 7, 2014, the Company entered into a Sale Agreement, as amended on January 30, 2015, with Amarantus. See Note 1. Under the Sale Agreement, the Company agreed to sell to Amarantus all of its rights and claims in the Lonza Litigation. These include all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company had agreed to sell its PermaDerm® trademark and related intellectual property rights associated with it. The Company also granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by the Company. Amarantus can exercise this option at a cost of $10,000,000 plus a royalty of 5% on gross revenues in excess of $150 million. As of December 31, 2017, the option has not been exercised.

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

Overview

Overview

As we move into 2018, the Company will continue to pursue its goal of obtaining FDA approval for its product NovaDerm. The product is well positioned to enter clinical trials. At this point the most significant gating item is financing. We have been consistently working with several investor groups and we remain confident that the necessary funding will be secured.

NovaDerm is well positioned to enter clinical trials due to the following:

-	NovaDerm has an extensive documented history of clinical research.
-	Additional independent product research has demonstrated the products superiority.
-	NovaDerm has been awarded Orphan Product Designation by the FDA, which indicates the value and humanitarian benefits of the product.
-	The positive results of the Pre-IND Application meeting between the Company and the FDA, in which both parties fully agreed on a pathway forward to enter the clinical trials.
-	The Company has entered into two critical contracts to secure Closed Herd collagen and to fabricate the collagen scaffolds, the platform on which NovaDerm is grown.
-	The company has selected a Clinical Research Organization, (CRO), to assist in the management of the clinical trials and the Company has identified a Principal Lead Investigator, a medical advisor for the clinical trials.
-	In conjunction with CRO, two clinical sites will be selected to host the clinical trials.

Based on our agreement with the FDA, the clinical trials call for 3 patients initially and then 7 additional patients. The entire episode of care is estimated to be 1-4 months, depending on the severity of the burn. NovaDerm’s protocol is similiar to that currently performed with split thickness allograph and other temporary skin substitutes. Therefore, there is no additional physician training required. The chance of an immune system rejection is greatly reduced because NovaDerm is produced from the patient’s own cells. Finally, patient recruitment should be very fast because it will require fewer patients because of it’s Orphan status. When NovaDerm is approved to start clinical trials, NovaDerm may be used by any of the 150 burn centers for Humanitarian Use as long as the burn center agrees to follow the clinical trial protocol on file with the IND.

As aforementioned, NovaDerm is well positioned to enter and successfully complete the clinical trials for FDA product approval. Currently, our main task is to raise the adequate funding to complete the IND application and begin the clinical trials, which we estimate at $3.5 million to $4.5 million.

4

Results of Operations for the Three Months Ended December 31, 2017 and 2016

We generated no revenues from September 6, 2007 (date of inception) to December 31, 2017. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $203,039 for the three months ended December 31, 2017, compared with operating expenses of $295,311 for the three months ended December 31, 2016. General and administrative expenses accounted for all of our operating expenses, for the three months ended December 31, 2017. The major difference and shift in operating expenses from the three months ended December 31, 2016 was accounted for by a reduction of general and administrative expense of $86,988, mainly due to a decrease in consulting expenses.

Net other expense was $5,067 for the three months ended December 31, 2017, as compared to net other expense of $1,511 for the three months ended December 31, 2016. Other income and expenses for the three months ended December 31, 2017 consisted of only interest expense of $5,067. Other income and expenses for the same period ended December 31, 2016 consisted of interest income of $2,900, and interest expense of $4,411.

After deduction for preferred stock dividends of $17,845 for each of the three months ended December 31, 2017 and 2016, we recorded a net loss attributable to common stockholders of $225,951 for the three months ended December 31, 2017. By comparison, we recorded a net loss attributable to common stockholders of $299,667 for the three months ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had cash of $7,320 and total current assets of $82,574. As of December 31, 2017, we had current liabilities of $2,704,875. We therefore had a working capital deficit of $2,622,301.

Operating activities used $45,729 in cash for the three months ended December 31, 2017. Cash flows from financing activities includes proceeds from loans from officers of $44,958, net of repayments of notes payable of $11,110.

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

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off balance sheet arrangements.

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

5

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2018 assuming we are able to obtain necessary funding: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

For the three months ended December 31, 2017, we issued no shares of common stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith
7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	February 20, 2018

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

8