Form 10-Q
period 2018-03-31
Regenicin, Inc.
filed 2018-05-21
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 as of May 21, 2018.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2018 (unaudited) and September 30, 2017;
F-2	Consolidated Statements of Operations for the three and six months ended March 31, 2018 and 2017 (unaudited);
F-3	Consolidated Statements of Comprehensive Loss for the three and six months ended March 31, 2018 and 2017 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three and six months ended March 31, 2018 and 2017 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2018	2017
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$2,111	$19,201
Prepaid expenses and other current assets	21,655	60,592
Common stock of Amarantus Corporation	14,125	8,000
Total current assets	37,891	87,793
Total assets	$37,891	$87,793

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$296,360	$280,961
Accrued expenses - other	314,493	298,476
Accrued salaries - officers	1,997,501	1,707,001
Note payable - insurance financing	15,521	37,800
Bridge financing	175,000	175,000
Loan payable	10,000	10,000
Loans payable - officer	105,708	20,000
Total current and total liabilities	2,914,583	2,529,238

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,177,515	10,177,515
Accumulated deficit	(13,215,203)	(12,773,831)
Accumulated other comprehensive income	6,625	500
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(2,876,692)	(2,441,445)
Total liabilities and stockholders' deficiency	$37,891	$87,793

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenues	$—	$—	$—	$—

Operating expenses
Research and development	—	5,284	—	—
General and administrative	431,452	585,322	228,413	295,295
Total operating expenses	431,452	590,606	228,413	295,295

Operating loss before other operating income	(431,452)	(590,606)	(228,413)	(295,295)
Other operating income - reversal of accounts payable	—	15,000	—	—
Loss from operations	(431,452)	(575,606)	(228,413)	(295,295)

Other income (expenses)
Interest expense	(9,920)	(8,726)	(4,853)	(4,315)
Interest income	—	4,175	—	1,275
Total other income (expenses)	(9,920)	(4,551)	(4,853)	(3,040)

Net loss	(441,372)	(580,157)	(233,266)	(298,335)
Preferred stock dividends	(35,303)	(35,303)	(17,458)	(17,458)
Net loss attributable to common stockholders	$(476,675)	$(615,460)	$(250,724)	$(315,793)

Loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	153,483,050	153,483,050	153,483,050	153,483,050
Diluted	153,483,050	153,483,050	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Net loss	$(441,372)	$(580,157)	$(233,266)	$(298,335)

Other comprehensive income (loss):

Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	6,125	7,975	(21,125)	8,775

Comprehensive loss	$(435,247)	$(572,182)	$(254,391)	$(289,560)

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2018	2017
	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(441,372)	$(580,157)
Adjustments to reconcile net income to net cash used in operating activities:
Accrued interest income on note receivable	—	(4,167)
Accrued interest on notes and loans payable	8,726	8,726
Reversal of accounts payable	—	(15,000)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	38,937	25,255
Accounts payable	15,399	17,006
Accrued expenses	7,291	92,065
Accrued salaries - officers	290,500	290,500
Net cash used in operating activities	(80,519)	(165,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from officers	85,708	—
Repayments of notes payable - insurance financing	(22,279)	—
Repayment of loans from officers	—	(13,009)

Net cash provided by (used in) financing activities	63,429	(13,009)

NET DECREASE IN CASH	(17,090)	(178,781)

CASH - BEGINNING OF PERIOD	19,201	218,847

CASH - END OF PERIOD	$2,111	$40,066

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$1,000	$—

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2017, as filed with the Securities and Exchange Commission.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses and has an accumulated deficit of approximately $13.2 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt, private sale of equity securities, and the proceeds from the Asset Sale. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company used the proceeds from the Asset Sale to fund operations. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of March 31, 2018 and September 30, 2017 due to their short-term nature.

Common stock of Amarantus represents equity investments in common stock that the Company classifies as available for sale. Such investments are carried at fair value in the accompanying consolidated balance sheets. Fair value is determined under the guidelines of GAAP which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in net income (loss). Unrealized gains and losses considered to be temporary are reported as other comprehensive income (loss) and are included in stockholders’ equity. Other than temporary declines in the fair value of investment is included in other income (expense) on the statement of operations.

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at March 31, 2018 is $14,125. The unrealized gain (loss) for the six and three months ended March 31, 2018 was $6,125 and $(21,125), net of income taxes, respectively, and was reported as a component of comprehensive loss. The unrealized gain for the six and three months ended March 31, 2017 was $7,975 and $8,775, net of income taxes, respectively, and was also reported as a component of comprehensive loss.

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

The following weighted average securities have been excluded from the calculation of net loss per share for the six months ended March 31, 2018 and 2017, as the exercise price was greater than the average market price of the common shares:

	2018	2017
Warrants	722,500	722,500

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during the six months ended March 31, 2018 and 2017:

	2018	2017
Options	9,927,819	8,955,998
Convertible Preferred Stock	8,850,000	8,850,000

The effects of options and warrants on diluted earnings per share are reflected through the use of the treasury stock method and the excluded shares that are “in the money” are disclosed above in that manner.

NOTE 4 – DUE FROM RELATED PARTY

The Company expects to purchase “Closed Herd” collagen from Pure Med Farma, LLC (“PureMed”), a development stage company in which the company’s CEO and CFO are member - owners. The Company and PureMed entered into a three-year supply agreement on October 16, 2016 naming PureMed as the exclusive provider of collagen to the Company. The Company has agreed to assist PureMed by providing consultants to work on certain tasks in order to gain FDA approval. Such consultants’ costs would be reimbursed by PureMed. On December 15, 2016, PureMed issued a note in the amount of $64,622 representing the advances for consultants through that date. Under the terms of the note, interest accrued at 8% per annum and was payable on or before December 15, 2017. The balance of the note plus accrued interest of $7,308 was repaid in full in May 2017.

NOTE 5 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both March 31, 2018 and September 30, 2017, the loan payable totaled $10,000.

Loans Payable - Officer:

In September 2017, John Weber, the Company’s Chief Financial Officer, made an advance to the Company of $10,000. From November 2017 through March 2018 additional advances were made totaling $80,958. The loans do not bear interest and are due on demand.

In September 2017, J. Roy Nelson, the Company’s Chief Science Officer, made an advance to the Company of $10,000. From November 2017 through March 2018 additional advances totaling $4,750 were made. The loans do not bear interest and are due on demand.

NOTE 6 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both March 31, 2018 and September 30, 2017, the note balance was $175,000. Interest expense was $8,726 for both the six months ended March 31, 2018 and 2017. Interest expense was $4,315 for both the three months ended March 31, 2018 and 2017. Accrued interest on the note was $101,116 and $92,389 as of March 31, 2018 and September 30, 2017, respectively and is included in accrued expenses in the accompanying balance sheet.

NOTE 7 - INCOME TAXES

The Company did not incur current tax expense for the six months ended March 31, 2018 and 2017.

At March 31, 2018, the Company had available approximately $4.6 million of net operating loss carry forwards (“NOLs”) which expire in the years 2029 through 2037. However, the use of the NOLs generated prior to September 30, 2011 totaling $0.7 million is limited under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code.

On December 22, 2017, new tax legislation came into effect. The provisions are generally effective for years beginning on or after January 1, 2018. The most impactful item to the Company in the new law is the change in tax rate from 34% to 21%. This will reduce the gross deferred tax assets prior to existing full valuation allowance from an effective rate of 40% to an effective rate of 27%. The provision and disclosures for the period ended March 31, 2018 reflect the new tax legislation.

Significant components of the Company’s deferred tax assets at March 31, 2018 and September 31, 2017 are as follows:

	March 31, 2018	September 30, 2017
Net operating loss carry forwards	$1,240,222	$1,780,508
Unrealized loss	807,975	1,197,000
Stock based compensation	27,070	40,104
Accrued expenses	539,325	686,800
Total deferred tax assets	2,614,592	3,704,412
Valuation allowance	(2,614,592)	(3,704,412)
Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, a valuation allowance has been established for all of the income tax benefit for these deferred tax assets.

At both March 31, 2018 and September 30, 2017, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2018, and September 30, 2017 the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal income tax returns under a statute of limitations. The 2014 through 2017 tax years generally remain subject to examination by federal tax authorities.

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

At both March 31, 2018 and September 30, 2017, 885,000 shares of Series A Preferred Stock (“Series A Preferred”) were outstanding.

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of March 31, 2018 and September 30, 2017 plus dividends in arrears as per below). Each share of Series A Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

The Series A Preferred Stock was marketed through a private placement memorandum that included a reference to a ratchet provision which would have allowed the holders of the stock to claim a better conversion rate based on other stock transactions conducted by the Company during the three-year period following the original issuance of the shares. The Certificate of Designation does not contain a ratchet provision. Certain of the stock related transactions consummated by the Company during this time period may have triggered this ratchet provision, and thus created a claim by holders of the Series A Preferred Stock who purchased based on this representation for a greater conversion rate than initially provided. The Company is currently negotiating with some of the remaining Series A holders regarding this claim and their conversation rate of their Series A Preferred Stock. Changes to the preferred stock conversion ratio may result in modification or extinguishment accounting. That may result in a deemed preferred stock dividend which would reduce net income available to common stockholders in the calculation of earnings per share. Certain of the smaller Series A holders have already converted or provided notice of conversion of their shares. In respect of this claim, the Company and its outside counsel determined that it is not possible to offer an opinion regarding the outcome. An adverse outcome could materially increase the accumulated deficit.

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of March 31, 2018, and September 30, 2017, dividends in arrears were $499,140 ($.56 per share) and $463,837 ($.52 per share), respectively.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At March 31, 2018, no shares of Series B Preferred are outstanding.

NOTE 9 – SALE OF ASSET

On November 7, 2014, the Company entered into a Sale Agreement, as amended on January 30, 2015, with Amarantus. See Note 1. Under the Sale Agreement, the Company agreed to sell to Amarantus all of its rights and claims in the Lonza Litigation. These include all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company had agreed to sell its PermaDerm® trademark and related intellectual property rights associated with it. The Company also granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by the Company. Amarantus can exercise this option at a cost of $10,000,000 plus a royalty of 5% on gross revenues in excess of $150 million. As of March 31, 2018, the option has not been exercised.

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

Overview

The company’s major objective for 2018 remains to secure the required funding to finalize some additional requirements of the IND application, and begin the clinical trials. It is estimated that the cost to finalize the IND will be approximately 1.5 million dollars, and the cost to complete Phase 1 of the clinical trial will be approximately 2 million dollars. As previously reported, our goal in obtaining this funding has been to minimize shareholders' dilution as much as possible. Consequently, we are primarily pursuing financing through the issuance of a debt instrument and international licensing agreements. We have been working on a significant debt financing over the last 6 months and hope to complete this form of financing during the coming quarter. In addition, earlier this month, our CEO, Randall McCoy began discussions with Saudi Arabian ministers related to potential joint venture opportunities.

We have worked with a number of potential investors and continue to pursue the necessary funding based on our stated objectives. It has taken longer to raise the funds than originally estimated; however, we remain confident that our goal is achievable. In the interim, the officers and related parties intend to continue to fund the Company’s essential operating costs.

We have begun the preliminary planning for the clinical trials to the extent we are able, considering funding constraints. As previously reported, we have chosen a Clinical Research Organization to assist in our IND submission and conducting the trials. Clinical site selection and patient recruitment should be somewhat simpler than other clinical trials, as we are limited in site selection to the 150 burn centers qualified to treat catastrophic burns. In addition, the surgical protocol will be similar to the grafting procedures currently in use at those facilities. NovaDerm® should thus require minimal physician training.

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

4

Results of Operations for the Three and Six Months Ended March 31, 2018 and 2017

We generated no revenues from September 6, 2007 (date of inception) to March 31, 2018. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $228,413 and $431,452 for the three and six months ended March 31, 2018, compared with operating expenses of $295,295 and $590,606 for the three and six months ended March 31, 2017. General and administrative expenses accounted for all of our operating expenses for the three and six months ended March 31, 2018. General and administrative expenses accounted for substantially all of our operating expenses for the three and six months ended March 31, 2017. The major difference and shift in general administrative expense from the six months ended March 31, 2017 was a reduction of $105,460 of consulting expenses.

Net other expense was $4,853 and $9,920 for the three and six months ended March 31, 2018, as compared to net other expenses of $3,040 and $4,551 for the three and six months ended March 31, 2017. Other income and expenses for the three and six months ended March 31, 2018 consisted of only interest expenses. Other income and expenses for the same periods in 2017 consisted of interest expense and interest income which represented the main difference.

After provision for preferred stock dividends of $17,458 and $35,303 for the three and six months ended March 31, 2018, we recorded a net loss available to common stockholders of $250,724 and $476,675 for the three and six months ended March 31, 2018. By comparison, we recorded a net loss available to common stockholders of $315,793 and $615,460 for the three and six months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had cash of $2,111 and total current assets of $37,891. As of March 31, 2018, we had current liabilities of $2,914,583. We therefore had working capital deficit of $2,876,692.

Operating activities used $80,517 in cash for the six months ended March 31, 2018. The decrease in cash was primarily attributable to funding the loss for the period.

Cash flows from financing activities includes proceeds from loans from officers of $85,708, net of repayments of notes payable of $22,279.

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

Off Balance Sheet Arrangements

As of March 31, 2018, there were no off balance sheet arrangements.

5

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

For the three months ended March 31, 2018, we issued no shares of common stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith
7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	May 21, 2018

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

8