Form 10-Q
period 2018-06-30
Regenicin, Inc.
filed 2018-08-14
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050  as of August 10, 2018.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2018 (unaudited) and September 30, 2017;
F-2	Consolidated Statements of Operations for the three and nine months ended June 30, 2018 and 2017 (unaudited);
F-3	Consolidated Statements of Comprehensive Loss for the three and nine months ended June 30, 2018 and 2017 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and 2017 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2018	2017
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$1,309	$19,201
Prepaid expenses and other current assets	9,842	60,592
Common stock of Amarantus Corporation	10,250	8,000
Total current and total assets	$21,401	$87,793

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$296,360	$280,961
Accrued expenses - other	340,121	298,476
Accrued salaries - officers	2,142,751	1,707,001
Note payable - insurance financing	3,902	37,800
Bridge financing	175,000	175,000
Loan payable	10,000	10,000
Loans payable - officer	120,222	20,000
Total current and total liabilities	3,088,356	2,529,238

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,177,515	10,177,515
Accumulated deficit	(13,401,591)	(12,773,831)
Accumulated other comprehensive income	2,750	500
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(3,066,955)	(2,441,445)
Total liabilities and stockholders' deficiency	$21,401	$87,793

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenues	$—	$—	$—	$—

Operating expenses
Research and development	—	5,284	—	—
General and administrative	613,389	780,288	181,937	194,966
Total operating expenses	613,389	785,572	181,937	194,966

Operating loss before other operating income	(613,389)	(785,572)	(181,937)	(194,966)
Other operating income - reversal of accounts payable	—	15,000	—	—
Loss from operations	(613,389)	(770,572)	(181,937)	(194,966)

Other income (expenses)
Interest expense	(14,371)	(13,089)	(4,451)	(4,363)
Interest income	—	4,670	—	495
Total other income (expenses)	(14,371)	(8,419)	(4,451)	(3,868)
Net loss	(627,760)	(778,991)	(186,388)	(198,834)
Preferred stock dividends	(52,955)	(52,955)	(17,652)	(17,652)
Net loss attributable to common stockholders	$(680,715)	$(831,946)	$(204,040)	$(216,486)

Loss per share:
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Weighted average number of shares outstanding
Basic	153,483,050	153,483,050	153,483,050	153,483,050
Diluted	153,483,050	153,483,050	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Net loss	$(627,760)	$(778,991)	$(186,388)	$(198,834)

Other comprehensive income (loss):

Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	2,250	1,575	(3,875)	(6,400)

Comprehensive loss	$(625,510)	$(777,416)	$(190,263)	$(205,234)

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2018	2017
	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(627,760)	$(778,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on notes and loans payable	13,089	13,089
Reversal of accounts payable	—	(15,000)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	50,750	40,232
Accounts payable	15,399	22,489
Accrued expenses - other	28,556	31,330
Accrued salaries - officers	435,750	435,750
Net cash used in operating activities	(84,216)	(251,101)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayment of loans from related party	—	67,268
Advances to related parties	—	(10,000)
Net cash provided by investing activities	—	57,268

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from officers	104,108	—
Repayments of notes payable - insurance financing	(33,898)	—
Repayment of loans from officers	(3,886)	(13,009)
Net cash provided by (used in) financing activities	66,324	(13,009)

NET DECREASE IN CASH	(17,892)	(206,842)
CASH - BEGINNING OF PERIOD	19,201	218,847
CASH - END OF PERIOD	$1,309	$12,005
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2017, as filed with the Securities and Exchange Commission.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses and has an accumulated deficit of approximately $13.4 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt, private sale of equity securities, and the proceeds from the Asset Sale. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company used the proceeds from the Asset Sale to fund operations. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of June 30, 2018 and September 30, 2017 due to their short-term nature.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at June 30, 2018 is $10,250. The unrealized gain(loss) for the nine and three months ended June 30, 2018 was $2,250 and ($3,875), net of income taxes, respectively, and was reported as a component of comprehensive loss. The unrealized gain (loss) for the nine and three months ended June 30, 2017 was $1,575 and ($6,400), net of income taxes, respectively, and was also reported as a component of comprehensive loss.

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

The following weighted average securities have been excluded from the calculation of net loss per share for the nine months ended June 30, 2018 and 2017, as the exercise price was greater than the average market price of the common shares:

	2018	2017
Warrants	390,000	722,500

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during the nine months ended June 30, 2018 and 2017:

	2018	2017
Options	9,270,817	9,982,469
Convertible Preferred Stock	8,850,000	8,850,000

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

NOTE 5 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both June 30, 2018 and September 30, 2017, the loan payable totaled $10,000.

Loans Payable - Officer:

In September 2017, John Weber, the Company’s Chief Financial Officer, made an advance to the Company of $10,000. From November 2017 through June 2018 additional advances were made totaling $87,358. The loans do not bear interest and are due on demand.

In September 2017, J. Roy Nelson, the Company’s Chief Science Officer, made an advance to the Company of $10,000. From November 2017 through June 2018 additional advances totaling $12,864 were made. The loans do not bear interest and are due on demand.

NOTE 6 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both June 30, 2018 and September 30, 2017, the note balance was $175,000. Interest expense was $13,089 for both the nine months ended June 30, 2018 and 2017. Interest expense was $4,362 for both the three months ended June 30, 2018 and 2017. Accrued interest on the note was $105,479 and $92,389 as of June 30, 2018 and September 30, 2017, respectively and is included in accrued expenses in the accompanying balance sheet.

NOTE 7 - INCOME TAXES

The Company did not incur current income tax expense for the nine months ended June 30, 2018 and 2017.

At June 30, 2018, the Company had available approximately $4.6 million of net operating loss carry forwards (“NOLs”) which expire in the years 2029 through 2037. However, the use of the NOLs generated prior to September 30, 2011 totaling $0.7 million is limited under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code.

On December 22, 2017, new tax legislation came into effect. The provisions are generally effective for years beginning on or after January 1, 2018. The most impactful item to the Company in the new law is the change in tax rate from 34% to 21%. This will reduce the gross deferred tax assets prior to existing full valuation allowance from an effective rate of 40% to an effective rate of 27%. The provision and disclosures for the period ended June 30, 2018 reflect the new tax legislation.

Significant components of the Company’s deferred tax assets at June 30, 2018 and September 31, 2017 are as follows:

	June 30, 2018	September 30, 2017
Net operating loss carry forwards	$1,250,151	$1,780,508
Unrealized loss	807,975	1,197,000
Stock based compensation	27,070	40,104
Accrued expenses	581,243	686,800
Total deferred tax assets	2,666,439	3,704,412
Valuation allowance	(2,666,439)	(3,704,412)
Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, a valuation allowance has been established for all of the income tax benefit for these deferred tax assets.

At both June 30, 2018 and September 30, 2017, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2018 and September 30, 2017, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal income tax returns under a statute of limitations. The 2014 through 2017 tax years generally remain subject to examination by federal tax authorities.

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

At both June 30, 2018 and September 30, 2017, 885,000 shares of Series A Preferred Stock (“Series A Preferred”) were outstanding.

Series A Preferred dividend rate is 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of June 30, 2018 and September 30, 2017 plus dividends in arrears as per below). Each share of Series A Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of June 30, 2018, and September 30, 2017, dividends in arrears were $516,791 ($.58 per share) and $463,837 ($.52 per share), respectively.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At June 30, 2018 and September 30, 2017, no shares of Series B Preferred are outstanding.

NOTE 9 – SALE OF ASSET

On November 7, 2014, the Company entered into a Sale Agreement, as amended on January 30, 2015, with Amarantus. See Note 1. Under the Sale Agreement, the Company agreed to sell to Amarantus all of its rights and claims in the Lonza Litigation. These include all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company had agreed to sell its PermaDerm® trademark and related intellectual property rights associated with it. The Company also granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by the Company. Amarantus can exercise this option at a cost of $10,000,000 plus a royalty of 5% on gross revenues in excess of $150 million. As of June 30, 2018, the option has not been exercised.

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

Overview

We have been working for the past year on a significant debt financing which we hope to consummate within the next quarter. As previously noted, such financings are difficult to complete and cannot be relied upon. As a result, we have also been in ongoing discussions with several additional financing sources, including a foreign government related to a potential joint venture and licensing opportunity. Although it has taken much longer than anticipated, we remain strong in our expectation of success, and our focus continues to be to secure financing that will minimize shareholder dilution as much as possible.

Upon obtaining such funding, our operating plan involves the following:

We intend to finalize our IND application with the FDA in order to begin clinical trials. This will involve several steps, including the performance of certain additional independent testing as requested by the FDA, as well as updating NovaDerm’s Orphan Status with the Agency. We have already had discussions with a well-respected University to conduct these additional independent tests. All necessary materials for the tests will be produced by the same group that manufactured the material for the previous research study. A Clinical Research Organization (CRO) familiar with the NovaDerm product will assist in the independent testing as well as our preparation of the IND. We estimate it will take about six months to complete this process once financing is obtained at a cost of approximately $1.5 million for related testing, engineering runs and special equipment.

Upon completion of the IND, we plan to begin our clinical trial. The company has already held preliminary discussions with the FDA related to the protocol to be employed, as well as, the number of patients to be included in the trial. Phase 1 of the trial will cover 10 patients. Clinical site selections will be limited to the 150 burn centers in the U.S. Our chosen CRO will assist in the management of the trial and the materials will be produced by the same group that manufactured the material for the independent tests. The initial trial will begin with a Data Safety Monitoring Board (DSMB) review of the safety of the process as shown by the first three subjects (once they have reached 6 months post-transplant). We estimate it will take 8 - 12 months to complete this trial and direct costs will be approximately $2.0 million.

Management is considering various options on the ultimate commercial manufacturing facilities of NovaDerm. No final decision has been made regarding this facility at this time.

4

Results of Operations for the Three and Nine Months Ended June 30, 2018 and 2017

We generated no revenues from September 6, 2007 (date of inception) to June 30, 2018. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $181,937 and $613,389 for the three and nine months ended June 30, 2018, compared with operating expenses of $194,966 and $785,572 for the three and nine months ended June 30, 2017. General and administrative expenses accounted for all of our operating expenses, for the three and nine months ended June 30, 2018. General and administrative expenses account for substantially all of our operating expenses for the three and nine months ended June 30, 2017.

Net other expense was $4,451 and $14,371 for the three and nine months ended June 30, 2018, as compared to net other expense of $3,868 and $8,419 for the three and nine months ended June 30, 2017. Other income and expenses for the three and nine months ended June 30, 2018 consisted only of interest expenses. Other income and expenses for the same period in 2017 consisted of interest expense offset by interest income which represents the main difference.

After provision for preferred stock dividends of $17,652 and $52,955 for the three months and nine months ended June 30, 2018, we recorded a net loss available to common stockholders of $204,040 and $680,715 for the three and nine months ended June 30, 2018. By comparison, we recorded a net loss available to common stockholders of $216,486 and $831,946 for the three months and nine months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of $1,309 and total current assets of $21,401. As of June 30, 2018, we had current liabilities of $3,088,356. We therefore had a working capital deficiency of $3,066,955.

Operating activities used $84,216 in cash for the nine months ended June 30, 2018. The decrease in cash was primarily attributable to funding the loss for the period.

Investing activities provided no cash nor expended cash during the reported period. We note that the value of the shares of Amarantus we obtained and which created income from that sale of assets transaction have declined significantly in value since the consummation of the agreement.

Cash flows from financing activities includes proceeds from loans from officers, net of repayments, of $100,222, and repayments of notes payable of $33,898.

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

Off Balance Sheet Arrangements

As of June 30, 2018, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding which involve any of our officers, directors, or any beneficial holder of 5% or more of our voting securities that are or may be adverse to our interests or may have a material effect or interest adverse to us.

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

For the three months ended June 30, 2018, we issued no shares of common stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith
7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	August 14, 2018

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

8