Form 10-K
period 2018-09-30
Regenicin, Inc.
filed 2019-01-15
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $9,208,983 as of March 31, 2018

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 153,483,050 shares as of December 31, 2018.

PART I

Item 1. Business

Overview of key events of the year ended September 30, 2018

During 2017-18, the Company has continued positioning its product, NovaDerm, to enter clinical trials to gain FDA product approval. Having secured Orphan Designation for NovaDerm, we have worked with our NovaDerm manufacturer and collagen scaffold supplier to establish a GMP Facility in New Jersey. This facility is going to be capable of manufacturing clinical trial materials and will produce NovaDerm product launch materials. FDA regulations for biologics requires the clinical trial materials be manufactured by the same facility that will be used for producing product. Product approval includes the specific manufacturing site. The IND application needs to include the information about manufacturing facility and its cGMP compliance. The IND is an investigational new drug application filed in order to receive permission from the FDA to enter into the clinical trial process. As previously reported, our Pre-IND meeting with the Agency was very successful and the FDA requested some additional information and testing, which should be included in our final IND application submission. It was further agreed that the trials would initially cover 3 patients and then would be extended to 7 additional patients. When approved, NovaDerm® will be the first and only autologous, cultured skin substitute product allowed for medical use on Pediatric and Adult burns requiring grafting. This will give NovaDerm the ability to be used for treating a thermal burn that requires a graft without age restriction.

We estimated that the completion of the IND and the clinical trials could be completed 2020 if $8 million funding is made available in the first quarter of 2019. Full product approval and product launch is expected in 2020 if an additional $2M is made available from funding sources. Sale of NovaDerm for treatment of burns can start as soon as The FDA approves the start of NovaDerm clinical trials as long as the physician agrees to abide by the protocol described in the IND.

The following is a review of the major milestones achieved during the year:

1.	Our contract manufacturing facility for our proprietary collagen scaffolds and NovaDerm manufacturer is finishing the initial CGMP documentation and expects to be registered with the FDA in the next month or two. This was a lengthy process in which we identified certain potential product improvements that we continue to evaluate internally. The final research report was a crucial part of our FDA submissions for an Orphan Designation and Pre-IND (Investigational New Drug).
2.	We prepared our 2018 Orphan annual report to The US FDA Office of Orphan Products. In October 2018, we filed our 2018 Orphan Annual Report with the FDA Office of Orphan Products. It is a requirement to keep the FDA informed of the previous year’s activities in order to maintain NovaDerm’s Orphan Designation, as a biologic. The Orphan Designation granted is for “treatment of patients with deep-partial or full-thickness thermal burns requiring grafting”. The FDA's Orphan designation is granted to promote the development of unmet clinical needs with new therapies for rare diseases and disorders. Orphan Product terminology is applied to Orphan designated products proven safe and effective, and the approved Orphan Product entitles the product, up to seven years of US market exclusivity. In addition, there are other financial benefits along with the FDA’s support during the approval process.
3.	We are continuing to follow through on the results of our FDA pre-IND meeting. During the Pre-IND meeting, the Agency addressed our questions and provided guidance on our planned NovaDerm® development pathway going forward. It was agreed that Bovine TYPE 1 hide collagen scaffolds from Pure Med Farma, LLC (a related company) would satisfy American Society of Testing and Materials testing to fulfill current ASTM Type I requirements. We are working closely with Pure Med Farma and an independent FDA registered laboratory to ensure this testing complies.
4.	We have continued to work on finalizing the IND as funds allow. An IND application is the document filed with the FDA to request permission to proceed with clinical trials. This application includes the candidate product's research, chemistry, manufacturing controls and processes, pre-clinical safety, clinical trial protocols, and more.

Our Business Moving Forward In 2019

The company’s major objective for 2019 remains to secure the required funding to finalize some additional requirements of the IND application, and begin the clinical trials. It is estimated that the cost to finalize the IND will be approximately $1.5 million dollars, equipment purchases of $2 million, the cost to complete the clinical trial will be approximately 4.5 million dollars and product launch of $2 million ($10 million is needed to put NovaDerm on the market). As previously reported, our goal in obtaining this funding has been to minimize shareholders' dilution as much as possible. Consequently, we continue pursuing financing through the issuance of a debt instrument and international licensing agreements.

We have worked with a number of potential investors and continue to pursue the necessary funding based on our stated objectives. It has taken longer to raise the funds than originally estimated; however, we remain confident that our goal is achievable. In the interim, the officers and related parties intend to continue to fund the Company’s essential operating costs.

We have begun the preliminary planning for the clinical trials to the extent we are able, considering funding constraints. As previously reported, we have chosen a CRO to assist in our IND submission and conducting the trials. Clinical site selection and patient recruitment should be somewhat simpler than other clinical trials, as we are limited in site selection to the 127 burn centers qualified to treat catastrophic burns. In addition, the surgical protocol will be similar to the grafting procedures currently in use at those facilities. NovaDerm® should thus require minimal physician training.

The initial trials are planned to begin with a total of ten subjects with an Initial Data Safety Monitoring Board (DSMB) review of safety on the first three subjects once they have reached 6 months follow-up. We do not intend to interrupt our trial waiting for the DSMB report. Our management has entered into manufacturing supply agreements and will be starting engineering runs shortly depending of funding. The decision meets managements requirement to set up the trials so as to allow for a seamless transition into commercial production upon approval.

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

Competition

Several companies have developed or are developing products that propose to approach the markets described above. These companies include:

•	Amarantus Biosciences, Inc. Autologous PermaDerm Pediatric burns and Vericel/Epicel (cultured epidermal autografts mouse cells)
•	Organogenesis Inc/Apligrf (diabetic foot ulcers and venous leg ulcers; small area non- autologous skin DermaGraft for diabetic foot ulcers fibroblast grown on a temporary mesh)
•	Intercytex/ ICX-SKN (fiberblast not complete skin)
•	RTI Biologics/ Matrix HD (Allograft –an a cellular human dermis)

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

Employees

As of September 30, 2018, we had 3 employees.

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

We also maintain an office at 3 Arvida Drive, Pennington NJ 08534, which is an FDA registered, cGMP compliant FDA audited facility. This office is owned by Materials Testing Laboratory, and the principal is an officer of our company. No rent is charged.

Item 3. Legal Proceedings

On September 30, 2013, we filed a lawsuit against Lonza Walkersville and others in Fulton County Superior Court in the State of Georgia.

On November 7, 2014, we entered into an Asset Purchase Agreement (“the Agreement”) with Amarantus Bioscience Holdings, Inc., (“Amarantus”) and others in which we agreed to sell to Amarantus all of our rights and claims in our litigation currently pending in the “Lonza Litigation”. As part of the Agreement, we granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by Regenicin. Amarantus can exercise this option at a cost of $10,000,000 USD plus a royalty of 5% on gross revenues in excess of $150M USD.

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

Fiscal Year Ending September 30, 2018
Quarter Ended	High $	Low $
September 30, 2018	0.04	0.04
June 30, 2018	0.06	0.04
March 31, 2018	0.06	0.06
December 31, 2017	0.13	0.09
Fiscal Year Ending September 30, 2017
Quarter Ended	High $	Low $
September 30, 2017	0.06	0.06
June 30, 2017	0.08	0.06
March 31, 2017	0.15	0.13
December 31, 2016	0.12	0.10

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

Holders of Our Common Stock

As of December 31, 2018, we had 153,483,050 shares of our common stock issued and outstanding, held by one hundred and ten (110) shareholders of record, with others holding shares in street name.

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

Recent Sales of Unregistered Securities

For the years ended September 30, 2017 and September 30, 2018, we did not issue common stock.

Shares and Warrants to be issued:

No warrants were issued in 2017-2018.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of September 30, 2018.

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

On January 6, 2011, we approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price is $0.62 per share. The options vest over a three-year period and expire on December 22, 2015. On May 11, 2011, the terms of the options were amended to allow for immediate vesting. On December 10, 2013, we approved the amendment to those options to change the exercise price to $0.035 per share. On December 22, 2015 the Board extended the term of the options to December 31, 2018, and then extended the term of these options again with regard to its current active board members until December 31, 2023.

In addition, on January 15, 2015, the company entered into a stock option agreement with an officer of the company. The agreement grants the officer an option to purchase 10 million shares of common stock at $0.02 per share, and expires January 15, 2019. This option grant was extended by action of the Board of Directors until December 31, 2023.

Warrants Issued and Outstanding

There are no warrants outstanding at September 30, 2018.

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

See discussion in section marked: ‘Our Business Moving Forward In 2019’

Results of Operations for the Years Ended September 30, 2018 and 2017

We generated no revenues from September 6, 2007 (date of inception) to September 30, 2018. We do not expect to generate revenues until we are able to obtain FDA approval of cell therapy and biotechnology products and thereafter successfully market and sell those products.

We incurred operating expenses of $789,105 for the year ended September 30, 2018, compared with operating expenses of $976,108 for the year ended September 30, 2017. Our operating expenses decreased in 2018 from 2017, and are compared as follows:

Operating Expenses	September 30, 2017	September 30, 2018
Research and Development	$5,284	$—
General and Administrative	$970,824	$789,105
Total	$976,108	$789,105

We incurred net other expense of $18,781 for the year ended September 30, 2018, as compared to net other expense of $12,829 for the year ended September 30, 2017. Our other income and expenses for 2018 consisted of interest expenses of $18,781. Our other income and expenses for 2017 consisted of interest expenses of $17,499, offset by interest income of $4,670.

We had a net loss of $559,058 for the year ended September 30, 2018, as compared with a loss of $973,937 for the prior year. The decrease in the loss was primarily due to lower G&A expenses of $181,719 and a higher reversal of accounts payable of $233,828.

Liquidity and Capital Resources

As of September 30, 2018, we had cash of $2,702, prepaid expenses and other current assets of $45,281, and investments of $8,450, for total current assets of $56,433. Our total current liabilities as of September 30, 2018 were $3,056,486. We had a working capital deficit of $3,000,053 as of September 30, 2018.

Operating activities used a net $133,721 in cash for the year ended September 30, 2018. Financing activities provided $117,222 for the year ended September 30, 2018 and consisted of proceeds from loans of $121,108 received from officers, offset by repayments of officers’ loans of $3,886.

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

We will thus once again be seeking additional financing during the fiscal year end September 30, 2019.

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

Accordingly, this is the policy we believe is the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

1. Income Taxes - The Company accounts for income taxes in accordance with accounting guidance FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. The Company has adopted the provisions of FASB ASC 740-10-05 " Accounting for Uncertainty in Income Taxes ." The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition,classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption of certain items is permitted. The Company will record a cumulative effect adjustment of a $950 decrease to accumulated other comprehensive income and a corresponding decrease to accumulated deficit as of October 1, 2018, which is the beginning of its 2019 fiscal year.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of September 30, 2018 and 2017
F-3	Consolidated Statements of Operations for the years ended September 30, 2018 and September 30, 2017
F-4	Consolidated Statements of Comprehensive Loss for the years ended September 30, 2018 and September 30, 2017
F-5	Consolidated Statement of Stockholders’ (Deficiency) Equity for the years ended September 30, 2017 to September 30, 2018
F-6	Consolidated Statements of Cash Flows for the years ended September 30, 2018 and September 30, 2017
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Regenicin, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regenicin, Inc. and Subsidiary (the “Company”) as of September 30, 2018 and 2017 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficiency and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred losses, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt, private sale of equity securities and sale of its intangible assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

We have served as the Company’s auditor since 2010

Saddle Brook, New Jersey

January 15, 2019

REGENICIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2018	2017

ASSETS
CURRENT ASSETS
Cash	$2,702	$19,201
Prepaid expenses and other current assets	45,281	60,592
Common stock of Amarantus Corporation	8,450	8,000
Total current and total assets	$56,433	$87,793

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$67,532	$280,961
Accrued expenses - other	340,931	298,476
Accrued salaries - officers	2,288,001	1,707,001
Note payable - insurance financing	37,800	37,800
Bridge financing	175,000	175,000
Loan payable	10,000	10,000
Loans payable - officer	137,222	20,000
Total current and total liabilities	3,056,486	2,529,238

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,177,515	10,177,515
Accumulated deficit	(13,332,889)	(12,773,831)
Accumulated other comprehensive income	950	500
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(3,000,053)	(2,441,445)
Total liabilities and stockholders' deficiency	$56,433	$87,793

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	September 30,	September 30,
	2018	2017

Revenues	$—	$—

Operating expenses
Research and development	—	5,284
General and administrative	789,105	970,824
Total operating expenses	789,105	976,108

Operating loss before other operating income	(789,105)	(976,108)
Other operating income - reversal of accounts payable	248,828	15,000
Loss from operations	(540,277)	(961,108)

Other income (expenses)
Interest expense	(18,781)	(17,499)
Interest income	—	4,670
Total other income (expenses)	(18,781)	(12,829)

Net loss	(559,058)	(973,937)

Preferred stock dividends	(70,800)	(70,800)

Net loss attributable to common stockholders	$(629,858)	$(1,044,737)

Loss per share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
Basic	153,483,050	153,483,050
Diluted	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended	Year Ended
	September 30,	September 30,
	2018	2017

Net loss	$(559,058)	$(973,937)

Other comprehensive income (loss):

Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	450	500

Comprehensive loss	$(558,608)	$(973,437)

See Notes to Consolidated Financial Statements.

4

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock (1)	Total
Balances at October 1, 2016	885,000	$885	157,911,410	$157,914	$10,177,515	$(11,799,894)		$(4,428)	(1,468,008)
Other Comprehensive income	—	—	—	—	—	—	500	—	500
Net loss	—	—	—	—	—	(973,937)	—	—	(973,937)
Balances at September 30, 2017	885,000	885	157,911,410	157,914	10,177,515	(12,773,831)	500	(4,428)	(2,441,445)
Other Comprehensive income	—	—	—	—	—	—	450	—	450
Net loss	—	—	—	—	—	(559,058)	—		(559,058)
Balances at September 30, 2018	885,000	$885	157,911,410	$157,914	$10,177,515	$(13,332,889)	$950	$(4,428)	$(3,000,053)

(1) The number of shares in treasury stock at October 1, 2016, September 30, 2017 and September 30, 2018 was 4,428,360.

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	September 30,	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(559,058)	$(973,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on notes and loans payable	17,499	17,499
Reversal of accounts payable	(248,828)	(15,000)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	15,311	5,626
Accounts payable	35,399	33,027
Accrued expenses - other	24,956	50,080
Accrued salaries - officers	581,000	571,000
Net cash used in operating activities	(133,721)	(311,705)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayment of loans from related party	—	67,268
Net cash provided by investing activities	—	67,268

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related parties	—	20,000
Proceeds of loans from officers	121,108	37,800
Repayment of loans from officers	(3,886)	(13,009)
Net cash provided by in financing activities	117,222	44,791

NET DECREASE IN CASH	(16,499)	(199,646)
CASH - BEGINNING OF PERIOD	19,201	218,847
CASH - END OF PERIOD	$2,702	$19,201
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,282	$—
Cash paid for income taxes	$—	$—

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

The Company entered into a Know-How License and Stock Purchase Agreement (the “Know-How SPA”) with Lonza Walkersville, Inc. (“Lonza Walkersville”) on July 21, 2010. Pursuant to the terms of the Know-How SPA, the Company paid Lonza Walkersville $3,000,000 and, in exchange, the Company was to receive an exclusive license to use certain proprietary know-how and information necessary to develop and seek approval by the U.S. Food and Drug Administration (“FDA”) for the commercial sale of technology held by the Cutanogen Corporation (“Cutanogen”), a subsidiary of Lonza Walkersville. Additionally, pursuant to the terms of the Know-How SPA, the Company was entitled to receive certain related assistance and support from Lonza Walkersville upon payment of the $3,000,000. Under the Know-How SPA, once FDA approval was secured for the commercial sale of the technology, the Company would be entitled to acquire Cutanogen, Lonza Walkersville’s subsidiary, for $2,000,000 in cash. After prolonged attempts to negotiate disputes with Lonza Walkersville failed, on September 30, 2013, the Company filed a lawsuit against Lonza Walkersville, Lonza Group Ltd. and Lonza America, Inc. (“Lonza”) in Fulton County Superior Court in the State of Georgia.

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

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses and has an accumulated deficit of approximately $13.3 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt, private sale of equity securities, and the proceeds from the Sale Agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Year Ended September 30,
	2018	2017
Income Per Common Share - Basic:
Net income (loss) available to common stockholders	$(629,858)	$(1,044,737)
Weighted-average common shares outstanding	153,483,050	153,483,050
Basic income (loss) per share	$(0.00)	$(0.01)
Income Per Common Share - Diluted:
Net income (loss)	$(629,858)	$(1,044,737)
Weighted-average common shares outstanding	153,483,050	153,483,050
Convertible preferred stock	—	—
Stock options	—	—
Weighted-average common shares outstanding and common share equivalents	153,483,050	153,483,050
Diluted income (loss) per share	$(0.00)	$(0.01)

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	2018	2017
Warrants	—	722,500

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during 2018:

	2018	2017
Options	8,979,366	10,224,603
Convertible Preferred Stock	8,850,000	8,850,000

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

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of and September 30, 2018 and 2017 due to their short-term nature.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at September 30, 2018 and 2017 is $8,450 and $8,000, respectively. The unrealized gain for the year ended September 30, 2018 and 2017 was $450 and $500, respectively, net of income taxes and was reported as a component of comprehensive loss.

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

Recently Issued Accounting Pronouncements:

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption of certain items is permitted. The Company will record a cumulative effect adjustment of a $950 decrease to accumulated other comprehensive income and a corresponding decrease to accumulated deficit as of October 1, 2018, which is the beginning of its 2019 fiscal year.

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

NOTE C – SALE OF ASSET

On November 7, 2014, the Company entered into a Sale Agreement, as amended on January 30, 2015, with Amarantus. See Note A. Under the Sale Agreement, the Company agreed to sell to Amarantus all of its rights and claims in the Lonza Litigation. These include all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company had agreed to sell its PermaDerm® trademark and related intellectual property rights associated with it. The Company also granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by the Company. Amarantus can exercise this option at a cost of $10,000,000 plus a royalty of 5% on gross revenues in excess of $150 million. As of September 30, 2018, and through the issuance date of these financial statements, the option has not been exercised.

NOTE D – ACCOUNTS PAYABLE

In Fiscal 2018 and 2017, management determined that certain accounts payables on the balance sheet for over six years totaling $248,828 and $15,000, respectively, were no longer due and payable. These amounts have been reversed and are included as a separate component of loss from operations.

NOTE E - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	2018	2017
Professional fees	$231,043	$206,087
Interest	109,888	92,389
	$340,931	$298,476

NOTE F - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both September 30, 2018 and 2017, the loan payable totaled $10,000.

Loans Payable - Officer:

In September 2017, John Weber, the Company’s Chief Financial Officer, made an advance to the Company of $10,000. From November 2017 through September 2018 additional advances were made totaling $95,858. The loans do not bear interest and are due on demand.

In September 2017, J. Roy Nelson, the Company’s Chief Science Officer, made an advance to the Company of $10,000. From November 2017 through July 2018 additional advances totaling $16,864 were made. The loans do not bear interest and are due on demand.

In September 2018, Randall McCoy, the Company’s Chief Executive Officer, made an advance to the Company of $4,500. The loan does not bear interest and is due on demand.

NOTE G - NOTES PAYABLE

Bridge Financing:

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both September 30, 2018 and 2017, the note balance was $175,000. Accrued interest on the note was $109,888 and $92,389 at September 30, 2018 and 2017, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets.

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

See Note F for loans payable to related parties.

NOTE I - INCOME TAXES

The Company did not incur current income tax expense for either of the years ended September 30, 2018 or 2017.

At September 30, 2018, the Company had available approximately $4.41 million of net operating loss (“NOL”) carry forwards which expire in the years 2029 through 2036. However, the use of the net operating loss carryforwards generated prior to September 30, 2011 totaling $0.7 million is limited under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code.

On December 22, 2017, new tax legislation came into effect. The provisions are generally effective for years beginning on or after January 1, 2018. The most impactful item to the Company in the new law is the change in tax rate from 34% to 21%. This reduced the gross deferred tax assets prior to existing full valuation allowance from an effective rate of 40% to an effective rate of 27%. The provision and disclosures for the year ended September 30, 2018 reflect the new tax legislation.

Significant components of the Company’s deferred tax assets at September 30, 2018 and 2017 are as follows:

	2018	2017
Net operating loss carry forwards	$1,191,194	$1,780,508
Unrealized loss	807,975	1,197,000
Stock based compensation	27,070	40,104
Accrued expenses	620,460	686,800
Total deferred tax assets	2,646,699	3,704,412
Valuation allowance	(2,646,699)	(3,704,412)
Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, a valuation allowance has been established for all of the income tax benefit for these deferred tax assets.

The following is a reconciliation of the Company’s income tax rate using the federal statutory rate to the actual income tax rate as of September 30, 2018 and 2017:

	2018	2017
Federal tax rate	(21)%	(34)%
Effect of state taxes	(6)%	(6)%
Effect of NOL	1.9%	0%
Change in valuation allowance	25.1%	40%
Total	0%	0%

At September 30, 2018 and 2017, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2018, and 2017 the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal and state income tax returns under a statute of limitations. The tax years ended September 30, 2015 through September 30, 2018 generally remain subject to examination by federal tax authorities.

NOTE J - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

Series A Preferred earns a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of September 30, 2018 and 2017 plus dividends in arrears as per below). Each share of Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

The Series A Preferred Stock was marketed through a private placement memorandum that included a reference to a ratchet provision which would have allowed the holders of the stock to claim a better conversion rate based on other stock transactions conducted by the Company during the three-year period following the original issuance of the shares. The Certificate of Designation does not contain a ratchet provision. Certain of the stock related transactions consummated by the Company during this time period may have triggered this ratchet provision, and thus created a claim by holders of the Series A Preferred Stock who purchased based on this representation for a greater conversion rate than initially provided. There have been no new developments related to the remaining Series A holders regarding this claim and the conversion rate of their Series A Preferred Stock. Changes to the preferred stock conversion ratio may result in modification or extinguishment accounting. That may result in a deemed preferred stock dividend which would reduce net income available to common stockholders in the calculation of earnings per share. Certain of the smaller Series A holders have already converted or provided notice of conversion of their shares. In respect of this claim, the Company and its outside counsel determined that it is not possible to offer an opinion regarding the outcome. An adverse outcome could materially increase the accumulated deficit.

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of September 30, 2018, and 2017, dividends in arrears were $534,637 ($.60 per share) and $463,837 ($.52 per share), respectively.

At both September 30, 2018 and 2017, 885,000 shares of Series A Preferred were outstanding.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Preferred have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At September 30, 2018, and 2017 no shares of Series B Preferred are outstanding.

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

No stock based compensation was paid in either of the years ended September 30, 2018 and 2017.

Option activity for 2018 and 2017 is summarized as follows:

	Options	Weighted Average Exercise Price
Options outstanding, October 1, 2017	13,542,688	$0.02
Granted	—	—
Forfeited	—	—
Options outstanding, September 30, 2017	13,542,688	$0.02
Granted	—	—
Forfeited	—	—
Options outstanding, September 30, 2018	13,542,688	$0.02
Aggregate intrinsic value	$204,170

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

The following table summarizes information regarding stock options outstanding at September 30, 2018:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$0.020	10,000,000	.29	$0.020	10,000,000	$0.020
$0.035	3,542,688	.25	$0.035	3,542,688	$0.035
$0.020-$0.035	13,542,688	.28	$0.024	13,542,688	$0.024

As of September 30, 2018, there was no unrecognized compensation cost related to non-vested options granted.

Warrants:

A summary of the warrants outstanding at September 30, 2017 is as follows:

Warrants	Weighted Average Exercise Price	Expiration Date
50,000	Varies	May 2018
672,500	$0.15	June & July 2018
722,500	$0.142

No warrants were issued or exercised during the years ended September 30, 2018 and 2017, and all warrants were expired as of September 30, 2018.

NOTE K - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending September 30, 2018.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2019, depending on available funds: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Randall McCoy	69	Chief Executive Officer and Director
John J. Weber	69	Chief Financial Officer and Director
Dr. J. Roy Nelson	70	Chief Science Officer

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

Our former director Dr. Joseph Rubinfeld passed away on December 26, 2016 and Dr. Craig Eagle resigned from our board on August 7, 2017.

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

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended September 30, 2018 and 2017.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randall McCoy Chief Executive Officer, Principal Executive Officer and Director	2018 2017	$250,0001) $250,000(2)	0 0	0 0	0 0	0 0	0 0	0 0	$250,000 $250,000
John J. Weber Chief Financial Officer, and Director	2018 2017	$125,000(5) $125,000(6)	0 0	0 0	0 0	0 0	0 0	0 0	$125,000 $125,000
Dr. J. Roy Nelson Chief Science Officer	2018 2017	$150,000(3) $150,000(4)	0 0	0 0	0 0	0 0	0 0	0 0	$ 150,000 $150,000

(1)	Of the $250,000 in salary to Mr. McCoy, $250,000 remains unpaid as accrued compensation.
(2)	Of the $250,000 in salary to Mr. McCoy, $250,000 remains unpaid as accrued compensation.
(3)	Of the $150,000 in salary to Mr. Nelson, $150,000 remains unpaid as accrued compensation.
(4)	Of the $150,000 in salary to Mr. Nelson, $150,000 remains unpaid as accrued compensation.
(5)	Of the $125,000 in salary to Mr. Weber, $125,000 remains unpaid as accrued compensation.
(6)	Of the $125,000 in salary to Mr. Weber, $125,000 remains unpaid as accrued compensation.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Randall McCoy	885,672	—	—	$0.035	12/31/23	—	—	—	—
John J. Weber	885,672	—	—	$0.035	12/31/23	—	—	—	—
John J. Weber	10,000,000	—	—	$0.02	12/31/23	—	—	—	—

(1) On December 31, 2018 the Board extended the term of the options to December 31, 2023.

Director Compensation

There has been no director compensation over the past three years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 7, 2019, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

Beneficial owner	Number of shares beneficially owned (1)		Percentage Owned(2)
Officers and Directors
Randall McCoy	18,707,313	(3)	11.52%
John J. Weber	10,935,672	(4)	6.74%
Officers and Directors collectively	29,642,985		18.26%
5 Percent Shareholders
Christopher Brown 100 N Tryon St. #4700 Charlotte, NC 28200	10,000,000		6.16%

(1) Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(2) A total of 162,333,050  shares of the Company’s common stock and Series A Convertible Preferred Stock, on an as converted basis, are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

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

3.	We have an employment agreement with our CEO, Randall McCoy, as discussed above.

4.	Randall McCoy, our Chief Executive Officer, made advances to us. The loans do not bear interest and are due on demand. At September 30, 2018 and 2017, the loan balance was $4,500 and $0, respectively.

5.	John Weber, our Chief Financial Officer, made advances to us. The loans do not bear interest and are due on demand. At September 30, 2018 and 2017, the loan balance was $105,858 and $10,000, respectively.

6.	Randall McCoy and John Weber are principals and partners in Pure Med Farma, a Limited Liability Company which we have engaged to provide our Closed Herd collagen, see discussion above.

7.	Roy Nelson, our Chief Science Officer, made advances to us. The loans do not bear interest and are due on demand. At September 30, 2018 and 2017, the loan balance was $26,864 and $10,000, respectively.

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

Aggregate fees for professional services rendered for the Company by Rotenberg Meril Solomon Bertiger & Guttilla, P.C., our independent registered public accounting firm, for the years ended September 30, 2018 and 2017 are set forth below:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2018	$79,500	$0	$0	$0
2017	$86,886	$0	$0	$0

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
January 15, 2019

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 15, 2019

By:	/s/ John J. Weber
John J. Weber Interim Chief Financial Officer, Principal Financial and Accounting Officer, and Director
January 15, 2019

