Form 10-Q
period 2018-12-31
Regenicin, Inc.
filed 2019-02-19
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 as of January 15, 2019.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2018 (unaudited) and September 30, 2018;
F-2	Consolidated Statements of Operations for the three months ended December 31, 2018 and 2017 (unaudited);
F-3	Consolidated Statement of Stockholders’ Deficiency for the three months ended December 31, 2018 and 2017 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and 2017 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2018	2018
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$1,827	$2,702
Prepaid expenses and other current assets	33,468	45,281
Common stock of Amarantus Corporation	5,000	8,450
Total current and total assets	$40,295	$56,433

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$67,530	$67,532
Accrued expenses - other	295,398	340,931
Accrued salaries - officers	2,433,251	2,288,001
Note payable - insurance financing	30,429	37,800
Bridge financing	175,000	175,000
Loan payable	10,000	10,000
Loans payable - officer	245,222	137,222
Total current and total liabilities	3,256,830	3,056,486

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value,5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,177,515
Accumulated deficit	(13,579,245)	(13,332,889)
Accumulated other comprehensive income	—	950
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(3,216,535)	(3,000,053)
Total liabilities and stockholders' deficiency	$40,295	$56,433

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
	(UNAUDITED)	(UNAUDITED)

Revenues	$—	$—

Operating expenses
Research and development	—	—
General and administrative	208,168	203,039
Stock based compensation - general and administrative	30,824	—
Total operating expenses	238,992	203,039

Loss from operations	(238,992)	(203,039)

Other income (expenses)
Interest expense	(4,864)	(5,067)
Unrealized loss on securities	(3,450)	—
Total other income (expenses)	(8,314)	(5,067)
Net loss	(247,306)	(208,106)
Preferred stock dividends	(17,845)	(17,845)
Net loss attributable to common stockholders	$(265,151)	$(225,951)
Loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding
Basic	153,483,050	153,483,050
Diluted	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock (1)	Total
Balances at October 1, 2017	885,000	$885	157,911,410	$157,914	$10,177,515	$(12,773,831)	$500	$(4,428)	$(2,441,445)
Other Comprehensive income	—	—	—	—	—	—	27,250	—	27,250
Net loss	—	—	—	—	—	(208,106)	—	—	(208,106)
Balances at December 31, 2017	885,000	$885	157,911,410	$157,914	$10,177,515	$(12,981,937)	$27,750	$(4,428)	$(2,622,301)
Balances at October 1, 2018	885,000	$885	157,911,410	$157,914	$10,177,515	$(13,332,889)	$950	$(4,428)	$(3,000,053)
Adoption of ASU 2016-01	—	—	—	—	—	950	(950)	—	—
Stock based compensation	—	—	—	—	30,824	—	—	—	30,824
Net loss	—	—	—	—	—	(247,306)	—	—	(247,306)
Balances at December 31, 2018	885,000	$885	157,911,410	$157,914	$10,208,339	$(13,579,245)	$—	$(4,428)	$(3,216,535)

(1) The number of shares in treasury stock at October 1, 2017 and 2018, and December 31, 2017 and 2018 was 4,428,360.

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(247,306)	$(208,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	3,450	—
Accrued interest on notes and loans payable	4,411	4,411
Stock based compensation - general and administrative	30,824	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	11,813	20,586
Accounts payable	(2)	(5,557)
Accrued expenses - other	(49,944)	(2,313)
Accrued salaries - officers	145,250	145,250
Net cash used in operating activities	(101,504)	(45,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable - insurance financing	(7,371)	(11,110)
Proceeds of loans from officers	108,000	44,958
Net cash provided by financing activities	100,629	33,848

NET DECREASE IN CASH	(875)	(11,881)
CASH - BEGINNING OF PERIOD	2,702	19,201
CASH - END OF PERIOD	$1,827	$7,320
Supplemental disclosures of cash flow information:
Cash paid for interest	$453	$—
Cash paid for income taxes	$—	—

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2018, as filed with the Securities and Exchange Commission.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses and has an accumulated deficit of approximately $13.6 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt, private sale of equity securities, and the proceeds from the Sale Agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of December 31, 2018 and September 30, 2018 due to their short-term nature.

As of October 1, 2018, the Company adopted ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There no longer is an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. As a result of the adoption, the Company recorded a cumulative effect adjustment of a $950 decrease to accumulated other comprehensive income, and a corresponding decrease to accumulated deficit, as of October 1, 2018.

Common stock of Amarantus is carried at fair value in the accompanying consolidated balance sheets. Fair value is determined under the guidelines of GAAP which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Realized gains and losses, determined using the first-in, first-out (FIFO) method, and unrealized gains and losses are included in other income (expense) on the statement of operations.

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at December 31, 2018 is $5,000. The unrealized loss for the three months ended December 31, 2018 was $3,450 net of income taxes and was reported as a component of net loss. The unrealized gain for the three months ended December 31, 2017 was $27,250 net of income taxes, and was reported as a component of comprehensive loss.

Recently Issued Accounting Pronouncements:

Any recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the consolidated financial statements of the Company.

NOTE 3 - LOSS PER SHARE

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive.

The following weighted average securities have been excluded from the calculation of net loss per share for the quarters ended December 31, 2018 and 2017, as the exercise price was greater than the average market price of the common shares:

	2018	2017
Warrants	—	722,500

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during the quarters ended December 31, 2018 and 2017:

	2018	2017
Options	7,122,000	10,393,754
Convertible Preferred Stock	8,850,000	8,850,000

The effects of options and warrants on diluted earnings per share are reflected through the use of the treasury stock method and the excluded shares that are “in the money” are disclosed above in that manner.

NOTE 4 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both December 31, 2018 and September 30, 2018, the loan payable totaled $10,000.

Loans Payable - Officer:

Loans payable - officer consists of the following:

Through September 2018, John Weber, the Company’s Chief Financial Officer, made advances to the Company totaling $105,858. From October 2018 through December 2018 he advanced an additional $108,000. The loans do not bear interest and are due on demand.

Through September 2018, J. Roy Nelson, the Company’s Chief Science Officer, made advances to the Company totaling $26,864. The loans do not bear interest and are due on demand.

In September 2018, Randall McCoy, the Company’s Chief Executive Officer, made an advance to the Company of $4,500. The loan does not bear interest and is due on demand.

NOTE 5 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012, which correlated to an effective rate of 31.23%. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both December 31, 2018 and September 30, 2018, the note balance was $175,000. Interest expense was $4,411 for both quarters ended December 31, 2018 and 2017. Accrued interest on the note was $114,299 and $109,888 as of December 31, 2018 and September 30, 2018, respectively, and is included in Accrued expenses - other in the accompanying balance sheet.

NOTE 6 - INCOME TAXES

The Company recorded no income tax expense for the three months ended December 31, 2018 and 2017 because the estimated annual effective tax rate was zero. As of December 31, 2018, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

In December 2017, the United States Government passed new tax legislation that, among other provisions, lowered the federal corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

At both December 31, 2018 and September 30, 2018, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2018, and September 30, 2018 the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal and state income tax returns under a statute of limitations. The tax years ended September 30, 2015 through September 30, 2018 generally remain subject to examination by federal and state tax authorities.

NOTE 7 - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

At both December 31, 2018 and September 30, 2018, 885,000 shares of Series A Preferred Stock (“Series A Preferred”) were outstanding.

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of December 31, 2018 and September 30, 2018 plus dividends in arrears as per below). Each share of Series A Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of December 31, 2018, and September 30, 2018, dividends in arrears were $552,482 ($.62 per share) and $534,637 ($.60 per share), respectively.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At December 31, 2018, no shares of Series B Preferred are outstanding.

NOTE 8 - STOCK-BASED COMPENSATION

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

On January 6, 2011, the Company approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price of $0.035, as amended, per share that were to expire, as extended, on December 31, 2018. Effective as of the expiration date, the Company extended the term of those options for two of the directors to December 31, 2023. All other contractual terms of the options remained the same. The option exercise price was compared to the fair market value of the Company’s shares on the date when the extension was authorized by the Company, resulting in the immediate recognition of $1,316 in compensation expense. There is no deferred compensation expense associated with this transaction, since all extended options had previously been fully vested. The extended options were valued utilizing the Black-Scholes option pricing model with the following assumptions: Exercise price of $0.035, expected volatility of 25.54%, risk free rate of 2.51% and expected term of 5 years.

On January 15, 2015, the Company approved the issuance of 10,000,000 options to one of its Officers at an exercise price of $0.02, per share that were set to expire on January 15, 2019. Effective December 31, 2018, the Company extended the term of those options to December 31, 2023. All other contractual terms of the options remained the same. The option exercise price was compared to the fair market value of the Company’s shares on the date when the extension was authorized by the Company, resulting in the immediate recognition of $29,508 in compensation expense. There is no deferred compensation expense associated with this transaction, since all extended options had previously been fully vested. The extended options were valued utilizing the Black-Scholes option pricing model with the following assumptions: Exercise price of $0.02, expected volatility of 25.54%, risk free rate of 2.51% and expected term of 5 years.

Stock-based compensation is included as a separate line item in operating expenses in the accompanying consolidated statement of operations.

NOTE 9 – SALE OF ASSET

On November 7, 2014, the Company entered into a Sale Agreement, as amended on January 30, 2015, with Amarantus. See Note 1. Under the Sale Agreement, the Company agreed to sell to Amarantus all of its rights and claims in the Lonza Litigation. These include all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company had agreed to sell its PermaDerm® trademark and related intellectual property rights associated with it. The Company also granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by the Company. Amarantus can exercise this option at a cost of $10,000,000 plus a royalty of 5% on gross revenues in excess of $150 million. As of December 31, 2018, the option has not been exercised.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company’s principal executive offices are located in Little Falls, New Jersey. The headquarters is located in the offices of McCoy Enterprises LLC, an entity controlled by Mr. McCoy. The office is attached to his residence but has its own entrances, restroom and kitchen facilities.

The Company also maintains an office at Carbon & Polymer Research Inc. ("CPR") in Pennington, New Jersey, which is the Company's materials and testing laboratory. An officer of the Company is an owner of CPR. No rent is charged for the premise.

On May 16, 2016, the Company entered into an agreement with CPR in which CPR will supply the collagen scaffolds used in the Company's production of the skin tissue. The contract contains a most favored customer clause guaranteeing the Company prices equal or lower than those charged to other customers. The Company has not yet made purchases from CPR.

See Note 4 for loans payable to related parties.

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

Overview

As announced in the recently filed 10K, the company’s major objective for 2019 remains to secure the required funding to finalize some additional requirements of the IND application and begin the clinical trials. It is estimated that the cost to finalize the IND will be approximately $1.5 million, equipment purchases of $2 million, the cost to complete the clinical trial will be approximately $4.5 million and product launch of $2 million (a total of $10 million is needed to put NovaDerm on the market). As previously reported, our goal in obtaining this funding has been to minimize shareholders' dilution as much as possible. Consequently, we continue pursuing financing through the issuance of a debt instrument and international licensing agreements.

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

NovaDerm® does not require the large harvest areas that are required when performing split thickness allograft procedures. NovaDerm is designed to need only a small area of harvest material to cover the wound. Where split thickness allograft skin can be stretched 2 to 4 times, NovaDerm® can expand the coverage 100 to 400 times, greatly reducing scarring from harvesting. There are limits to how much burned area can be covered with the current split thickness allograft procedure. When a patient has more than 50% of their body with full thickness burns there is not enough harvest area available to cover the area so the same area harvested must be allowed to grow back the replacement skin before it can be harvested the second or third time, allowing to wound area open with high risk of infection and even mortality.

Clinically speaking, a product designed to treat a life-threatening condition must be available for the patient when needed. Our Culture skin substitute is being developed to be ready to apply to the patient when the patient is ready for grafting, within the first month of the patient being admitted to the hospital. Patients with serious burn injuries may not be in a condition to be grafted on a predefined schedule made more than a month in advance. Therefore, in order to accommodate the patient’s needs, we are striving to ensure that our cultured skin substitute will have an adequate shelf life and manufacturing schedule to ensure it is available whether the patient needs it the first month, or any day after, until the patient’s wound is completely covered and closed. We intend to provide the patient enough NovaDerm® to meet the patients’ needs in a single lot of material with adequate shelf life to be available when the patient is ready. With our extended shelf life and enough material in the first shipment the physician may perform a second grafting five or ten days post grafting period 1.

Our second product is anticipated to be TempaDerm®. TempaDerm® uses cells obtained from human donors to develop banks of cryo-preserved (frozen) cells and cultured skin substitute to provide a continuous supply of non-allogenic skin substitutes to treat much smaller wound areas on patients, such as ulcers. This product is expected to have applications in the treatment of chronic skin wounds such as diabetic ulcers, decubitus ulcers and venous stasis ulcers. This product is also expected to be similar to our burn indication product, except for the indications, and it will not depend totally on autologous cells. In fact, it may be possible to use the excess cultured skin that was originally produced for use on the patient that donated the cells used to grow the skin. Hopefully, TempaDerm® will be able to take this original cultured skin and use it on someone other than the original donor. As currently planned, TempaDerm® has the possibility of using banked cells, or even frozen cultured skin substitutes, to carry inventory to satisfy unknown needs or large volumes to meet the demands created in large scale disasters. Because of our focus to date on NovaDerm®, we have taken only limited steps toward the development of TempaDerm®. We may also decellularize TempaDerm® or NovaDerm® to make collagen wound coverings containing all the natural growth promoters found in skin.

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

Results of Operations for the Three Months Ended December 31, 2018 and 2017

We generated no revenues from September 6, 2007 (date of inception) to December 31, 2018. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $238,992 for the three months ended December 31, 2018, compared with operating expenses of $203,039 for the three months ended December 31, 2017. General and administrative expenses accounted for $208,168 of our operating expenses, and $30,824 resulted from stock-based compensation . The difference in operating expenses from the three months ended December 31, 2017 was accounted for by an increase in general and administrative expense of $5,129 and $30,824 in stock based compensation.

Other expenses was $8,314 for the three months ended December 31, 2018, as compared to other expenses of $5,067 for the three months ended December 31, 2017. Other expenses for the three months ended December 31, 2018 consisted of interest expenses of $4,864 and an unrealized loss of $3,450 on investment. Other expenses for the same period ended 2017 consisted only of interest expense.

After deduction for preferred stock dividends of $17,845 for each of the three months ended December 31, 2018 and 2017, we recorded a net loss attributable to common stockholders of $265,151 for the three months ended December 31, 2018. By comparison, we recorded a net loss attributable to common stockholders of $225,951 for the three months ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of $1,827 and total current assets of $40,295. As of December 31, 2018, we had current liabilities of $3,256,830. We therefore had working capital deficit of $3,216,535.

Operating activities used $101,504 in cash for the three months ended December 31, 2018, which was funded by loans from officers.

Investing activities provided no cash or cost during the reported period.

Cash flows from financing activities includes proceeds from loans from officers of $108,000, and repayments of notes payable of $7,371.

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

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity or debt offering to secure funding for operations. Alternatively, we have been discussing the possibility of obtaining financing through a merger and/or other arrangements related to combining with other related companies or going private transactions. There can be no assurance that we will be successful in raising additional funding or in entering into any of these sorts of arrangements.  If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of December 31, 2018, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2019 assuming we are able to obtain necessary funding or alternative financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

For the three months ended December 31, 2018, we issued no shares of common stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	February 19, 2019

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

