Form 10-Q
period 2019-03-31
Regenicin, Inc.
filed 2019-05-20
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-146834

Regenicin, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3083341
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

OTCBB	RGIN	COMMON
Principal US Market	Symbol	Class of Trading Security

10 High Court, Little Falls, NJ
(Address of principal executive offices)

(973) 557-8914
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Non-accelerated filer [ ] Emerging growth company	[ ] Accelerated filer [X] Smaller reporting company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 of May __, 2019.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2019 (unaudited) and September 30, 2018;
F-2	Consolidated Statements of Operations for the three and six months ended March 31, 2019 and 2018 (unaudited);
F-3	Consolidated Statements of Stockholders’ Deficiency for the three and six months ended March 31, 2019 and 2018 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended March 31, 2019 and 2018 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	September 30, 2018
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$1,599	$2,702
Prepaid expenses and other current assets	21,656	45,281
Common stock of Amarantus	7,125	8,450
Total current and total assets	$30,380	$56,433

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$67,577	$67,532
Accrued expenses - other	317,191	340,931
Accrued salaries - officers	2,578,501	2,288,001
Note payable - insurance financing	30,429	37,800
Bridge financing	175,000	175,000
Loan payable	10,000	10,000
Loans payable - officer	246,568	137,222
Total current and total liabilities	3,425,266	3,056,486

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,177,515
Accumulated deficit	(13,757,596)	(13,332,889)
Accumulated other comprehensive income	—	950
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(3,394,886)	(3,000,053)
Total liabilities and stockholders' deficiency	$30,380	$56,433

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	384,329	431,452	176,161	228,413
Stock based compensation - general and administrative	30,824	—	—	—

Total operating expenses	415,153	431,452	176,161	228,413

Loss from operations	(415,153)	(431,452)	(176,161)	(228,413)

Other income (expenses)
Interest expense	(9,179)	(9,920)	(4,315)	(4,853)
Unrealized gain (loss) on securities	(1,325)	—	2,125	—

Total other income (expenses)	(10,504)	(9,920)	(2,190)	(4,853)

Net loss	(425,657)	(441,372)	(178,351)	(233,266)

Preferred stock dividends	(35,303)	(35,303)	(17,458)	(17,458)

Net loss attributable to common stockholders	$(460,960)	$(476,675)	(195,809)	$(250,724)

Loss per share:
Basic	$(0.00)	$(0.00)	(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	153,483,050	153,483,050	153,483,050	153,483,050
Diluted	153,483,050	153,483,050	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock (1)	Total

Balances at October 1, 2018	885,000	$885	157,911,410	$157,914	$10,177,515	$(13,332,889)	$950	$(4,428)	$(3,000,053)

Adoption of ASU 2016-01	—	—	—	—	—	950	(950)	—	—

Stock based compensation	—	—	—	—	30,824	—	—	—	30,824

Net loss	—	—	—	—	—	(247,306)	—	—	(247,306)

Balances at December 31, 2018	885,000	885	157,911,410	157,914	10,208,339	(13,579,245)	—	(4,428)	(3,216,535)

Net loss	—	—	—	—	—	(178,351)	—	—	(178,351)

Balances at March 31, 2019	885,000	$885	157,911,410	$157,914	$10,208,339	$(13,757,596)	$—	$(4,428)	$(3,394,886)

Balances at October 1, 2017	885,000	$885	157,911,410	$157,914	$10,177,515	$(12,773,831)	$500	$(4,428)	$(2,441,445)

Other Comprehensive income	—	—	—	—	—	—	27,250	—	27,250

Net loss	—	—	—	—	—	(208,106)	—	—	(208,106)

Balances at December 31, 2017	885,000	885	157,911,410	157,914	10,177,515	(12,981,937)	27,750	(4,428)	(2,622,301)

Other Comprehensive loss	—	—	—	—	—	—	(21,125)	—	(21,125)

Net loss	—	—	—	—	—	(233,266)	—	—	(233,266)

Balances at March 31, 2018	885,000	$885	157,911,410	$157,914	$10,177,515	$(13,215,203)	$6,625	$(4,428)	$(2,876,692)

(1) The number of shares in treasury stock at October 1, 2018 and 2017, December 31, 2018 and 2017, and March 31, 2019 and 2018 was 4,428,360.

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(425,657)	$(441,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	1,325	—
Accrued interest on notes and loans payable	8,726	8,726
Stock based compensation - general and administrative	30,824	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	23,625	38,937
Accounts payable	45	15,399
Accrued expenses - other	(32,466)	7,291
Accrued salaries - officers	290,500	290,500
Net cash used in operating activities	(103,078)	(80,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable - insurance financing	(7,371)	(22,279)
Proceeds of loans from officers	118,075	85,708
Repayment of loans from officers	(8,729)	—
Net cash provided by financing activities	101,975	63,429
NET DECREASE IN CASH	(1,103)	(17,090)
CASH - BEGINNING OF PERIOD	2,702	19,201
CASH - END OF PERIOD	$1,599	$2,111

Supplemental disclosures of cash flow information:
Cash paid for interest	$453	$—
Cash paid for taxes	$—	—

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2018, as filed with the Securities and Exchange Commission.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses and has an accumulated deficit of approximately $13.8 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt, private sale of equity securities, and the proceeds from the Asset Sale. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at March 31, 2019 is $7,125. The unrealized gain (loss) for the six and three months ended March 31, 2019 was $(1,325) and $2,125, net of income taxes, respectively, and was reported as other income (expense). The unrealized gain (loss) for the six and three months ended March 31, 2018 was $6,125 and $(21,125), net of income taxes, respectively, and was reported as a component of comprehensive income (loss).

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

The following weighted average securities have been excluded from the calculation of net loss per share for the six months ended March 31, 2019 and 2018, as the exercise price was greater than the average market price of the common shares:

	2019	2018
Warrants	------	722,500

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during the six months ended March 31, 2019 and 2018:

	2019	2018
Options	5,456,764	9,927,819
Convertible Preferred Stock	8,850,000	8,850,000

The effects of options and warrants on diluted earnings per share are reflected through the use of the treasury stock method and the excluded shares that are “in the money” are disclosed above in that manner.

NOTE 4 – LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both March 31, 2019 and September 30, 2018, the loan payable totaled $10,000.

Loans Payable - Officer:

Loans payable - officer consists of the following:

Through September 2018, John Weber, the Company’s Chief Financial Officer, made advances to the Company totaling $105,858. From October 2018 through March 2019 he advanced an additional $109,275. The loans do not bear interest and are due on demand.

Through September 2018, J. Roy Nelson, the Company’s Chief Science Officer, made advances to the Company totaling $26,864. From October 2018 through March 2019 he made additional advances of $8,800 and was repaid $8,729 for a net increase of $71. The loans do not bear interest and are due on demand.

In September 2018, Randall McCoy, the Company’s Chief Executive Officer, made an advance to the Company of $4,500. The loan does not bear interest and is due on demand.

NOTE 5- BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both March 31, 2019 and September 30, 2018, the note balance was $175,000. Interest expense was $8,726 for both the six months ended March 31, 2019 and 2018. Interest expense was $4,315 for both the three months ended March 31, 2019 and 2018. Accrued interest on the note was $118,614 and $109,888 as of March 31, 2019 and September 30, 2018, respectively and is included in accrued expenses in the accompanying balance sheet.

NOTE 6 - INCOME TAXES

The Company recorded no income tax expense for the six months ended March 31, 2019 and 2018 because the estimated annual effective tax rate was zero. As of March 31, 2019, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

In December 2017, the United States Government passed new tax legislation that, among other provisions, lowered the federal corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate to any taxable income the Company may have, the legislation affects the way the Company can use and carryforward net operating losses and results in a revaluation of deferred tax assets and liabilities recorded on its balance sheet. Given that current deferred tax assets are offset by a full valuation allowance, these changes have no net impact on the balance sheet. However, if the Company becomes profitable, they will receive a reduced benefit from such deferred tax assets.

At both March 31, 2019 and September 30, 2018, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2019, and September 30, 2018 the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal income tax returns under a statute of limitations. The tax years ended September 30, 2015 through September 30, 2018 generally remain subject to examination by federal tax authorities.

NOTE 7 - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

At both March 31, 2019 and September 30, 2018, 885,000 shares of Series A Preferred Stock (“Series A Preferred”) were outstanding.

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of March 31, 2019 and September 30, 2018 plus dividends in arrears as per below). Each share of Series A Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of March 31, 2019, and September 30, 2018, dividends in arrears were $569,940 ($.64 per share) and $534,637 ($.60 per share), respectively.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At March 31, 2019, no shares of Series B Preferred are outstanding.

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

NOTE 9 – LICENSE RIGHTS

On November 7, 2014, the Company entered into a Sale Agreement, as amended on January 30, 2015, with Amarantus. See Note 1. Under the Sale Agreement, the Company agreed to sell to Amarantus all of its rights and claims in the Lonza Litigation. These include all of the Cutanogen intellectual property rights and any Lonza manufacturing know-how technology. In addition, the Company had agreed to sell its PermaDerm® trademark and related intellectual property rights associated with it. The Company also granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by the Company. Amarantus can exercise this option at a cost of $10,000,000 plus a royalty of 5% on gross revenues in excess of $150 million. As of March 31, 2019, the option has not been exercised.

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

4

Results of Operations for the Three and Six Months Ended March 31, 2019 and 2018

We generated no revenues from September 6, 2007 (date of inception) to March 31, 2019. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $176,161 and $415,153 for the three and six months ended March 31, 2019, compared with operating expenses of $228,413 and $431,452 for the three and six months ended March 31, 2018. General and administrative expenses accounted for substantially all of our operating expenses for the three and six months ended March 31, 2019. General and administrative expenses accounted for all of our operating expenses for the three and six months ended March 31, 2018.

Net other expense was $2,190 and $10,504 for the three and six months ended March 31, 2019, as compared to net other expenses of $4,853 and $9,920 for the three and six months ended March 31, 2018. Other income and expenses for the three and six months ended March 31, 2019 consisted of interest expense and an unrealized gain (loss) on securities. Other income and expenses for the three and six months ended March 31, 2018 consisted solely of interest expense.

After provision for preferred stock dividends of $17,458 and $35,303 for the three and six months ended March 31, 2019, we recorded a net loss attributable to common stockholders of $195,809 and $460,960 for the three and six months ended March 31, 2019. By comparison, we recorded a net loss attributable to common stockholders of $250,724 and $476,675 for the three and six months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of $1,599 and total current assets of $30,380. As of March 31, 2019, we had current liabilities of $3,425,266. We therefore had negative working capital of $3,394,886.

Operating activities used $103,078 in cash for the six months ended March 31, 2019. The decrease in cash was primarily attributable to funding the loss for the period.

Investing activities provided no cash or cost during the reported period.

Cash flows from financing activities includes net proceeds from loans from officers of $109,346, and repayments of notes payable of $7,371.

We have issued various promissory notes to meet our short term demands, the terms of which are provided in the notes to the consolidated financial statements accompanying this report. While this source of bridge financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan. Our long term financial needs are estimated at about $8 -$10 million.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity or debt offering to secure funding for operations. Alternatively, we have been discussing the possibility of obtaining financing through a merger and/or other arrangements related to combining with other related companies or a going private transaction. There can be no assurance that we will be successful in raising additional funding or in entering into any of these sorts of arrangements. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of March 31, 2019, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2019 assuming we are able to obtain necessary funding: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

For the three months ended March 31, 2019, we issued no shares of common stock.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	May 20, 2019

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

8