Form 10-Q
period 2019-06-30
Regenicin, Inc.
filed 2019-08-19
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-146834

Regenicin, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3083341
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

OTCBB	RGIN	COMMON
Principal US Market	Symbol	Class of Trading Security

10 High Court, Little Falls, NJ	(973) 557-8914
(Address of principal executive offices)	(Registrant’s telephone number)
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050  as of August 15, 2019.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2019 (unaudited) and September 30, 2018;
F-2	Consolidated Statements of Operations for the three and nine months ended June 30, 2019 and 2018 (unaudited);
F-3	Consolidated Statements of Stockholders’ Deficiency for the three and nine months ended June 30, 2019 and 2018 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended June 30, 2019 and 2018 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2019	2018
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$1,707	$2,702
Prepaid expenses and other current assets	9,844	45,281
Common stock of Amarantus	4,850	8,450
Total current and total assets	$16,401	$56,433

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$127,689	$67,532
Accrued expenses - other	266,721	340,931
Accrued salaries - officers	2,723,751	2,288,001
Note payable - insurance financing	30,429	37,800
Bridge financing	175,000	175,000
Loan payable	10,000	10,000
Loans payable - officers	260,568	137,222
Total current and total liabilities	3,594,158	3,056,486

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,177,515
Accumulated deficit	(13,940,467)	(13,332,889)
Accumulated other comprehensive income	—	950
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(3,577,757)	(3,000,053)
Total liabilities and stockholders' deficiency	$16,401	$56,433

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	560,563	613,389	176,234	181,937
Stock based compensation - general and administrative	30,824	—	—	—
Total operating expenses	591,387	613,389	176,234	181,937

Loss from operations	(591,387)	(613,389)	(176,234)	(181,937)

Other income (expenses)
Interest expense	(13,541)	(14,371)	(4,362)	(4,451)
Change in unrealized loss on securities	(3,600)	—	(2,275)	—
Total other income (expenses)	(17,141)	(14,371)	(6,637)	(4,451)

Net loss	(608,528)	(627,760)	(182,871)	(186,388)

Preferred stock dividends	(52,954)	(52,955)	(17,651)	(17,652)

Net loss attributable to common stockholders	$(661,482)	$(680,715)	$(200,522)	$(204,040)

Loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding
Basic	153,483,050	153,483,050	153,483,050	153,483,050
Diluted	153,483,050	153,483,050	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock (1)	Total

Balances at October 1, 2018	885,000	$885	157,911,410	$157,914	$10,177,515	$(13,332,889)	$950	$(4,428)	$(3,000,053)

Adoption of ASU 2016-01	—	—	—	—	—	950	(950)	—	—

Stock based compensation	—	—	—	—	30,824	—	—	—	30,824

Net loss	—	—	—	—	—	(247,306)	—	—	(247,306)

Balances at December 31, 2018	885,000	885	157,911,410	157,914	10,208,339	(13,579,245)	—	(4,428)	(3,216,535)

Net loss	—	—	—	—	—	(178,351)	—	—	(178,351)

Balances at March 31, 2019	885,000	885	157,911,410	157,914	10,208,339	(13,757,596)	—	(4,428)	(3,394,886)

Net loss	—	—	—	—	—	(182,871)	—	—	(182,871)

Balances at June 30, 2019	885,000	$885	157,911,410	$157,914	$10,208,339	$(13,940,467)	$—	$(4,428)	$(3,577,757)

Balances at October 1, 2017	885,000	$885	157,911,410	$157,914	$10,177,515	$(12,773,831)	$500	$(4,428)	$(2,441,445)

Other Comprehensive income	—	—	—	—	—	—	27,250	—	27,250

Net loss	—	—	—	—	—	(208,106)	—	—	(208,106)

Balances at December 31, 2017	885,000	885	157,911,410	157,914	10,177,515	(12,981,937)	27,750	(4,428)	(2,622,301)

Other Comprehensive loss	—	—	—	—	—	—	(21,125)	—	(21,125)

Net loss	—	—	—	—	—	(233,266)	—	—	(233,266)

Balances at March 31, 2018	885,000	885	157,911,410	157,914	10,177,515	(13,215,203)	6,625	(4,428)	(2,876,692)

Other Comprehensive loss	—	—	—	—	—	—	(3,875)	—	(3,875)

Net loss	—	—	—	—	—	(186,388)	—	—	(186,388)

Balances at June 30, 2018	885,000	$885	157,911,410	$157,914	$10,177,515	$(13,401,591)	$2,750	$(4,428)	$(3,066,955)

(1) The number of shares in treasury stock at October 1, 2018 and 2017, March 31, 2019 and 2018, and June 30, 2019 and 2018 was 4,428,360.

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2019	2018
	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(608,528)	$(627,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	3,600	—
Stock based compensation - general and administrative	30,824	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	35,437	50,750
Accounts payable	60,157	15,399
Accrued expenses - other	(74,210)	41,645
Accrued salaries - officers	435,750	435,750
Net cash used in operating activities	(116,970)	(84,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable - insurance financing	(7,371)	(33,898)
Proceeds of loans from officers	132,075	104,108
Repayment of loans payable - officers	(8,729)	(3,886)
Net cash provided by financing activities	115,975	66,324

NET DECREASE IN CASH	(995)	(17,892)

CASH - BEGINNING OF PERIOD	2,702	19,201

CASH - END OF PERIOD	$1,707	$1,309

Supplemental disclosures of cash flow information:
Cash paid for interest	$453	$—
Cash paid for income taxes	$—	—

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - THE COMPANY

Regenicin, Inc. (“Regenicin”), formerly known as Windstar, Inc., was incorporated in the state of Nevada on September 6, 2007. On July 19, 2010, the company amended its Articles of Incorporation to change the name of the company to Regenicin, Inc. In September 2013, Regenicin formed a new wholly owned subsidiary for the sole purpose of conducting research in the State of Georgia (together, the “Company”). The subsidiary has no activity since its formation due to the lack of funding. The Company’s business plan is to develop and commercialize a potentially lifesaving technology by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for use in the treatment of burns, chronic wounds and a variety of plastic surgery procedures.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2018, as filed with the Securities and Exchange Commission.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses and, as of June 30, 2019, has an accumulated deficit of approximately $13.9 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt, private sale of equity securities, and the proceeds from the Asset Sale. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at June 30, 2019 is $4,850. The change in unrealized loss for the nine and three months ended June 30, 2019 was $3,600 and $2,275, net of income taxes, respectively, and was reported as other income (expense). The change in unrealized gain (loss) for the nine and three months ended June 30, 2018 was $2,250 and $(3,875), net of income taxes, respectively, and was reported as a component of comprehensive income (loss).

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

The following securities have been excluded from the calculation of net loss per share for the three and nine months ended June 30, 2019 and 2018, as the exercise price was greater than the average market price of the common shares:

	2019	2018
Warrants	—	390,000
Options	1,771,344	—

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net loss incurred during the three and nine months ended June 30, 2019 and 2018:

	2019	2018
Options	4,051,465	9,270,817
Convertible Preferred Stock	8,850,000	8,850,000

The effects of options and warrants on diluted earnings per share are reflected through the use of the treasury stock method and the excluded shares that are “in the money” are disclosed above in that manner.

NOTE 4 – LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both June 30, 2019 and September 30, 2018, the loan payable totaled $10,000.

Loans Payable - Officer:

Loans payable - officer consists of the following:

Through September 2018, John Weber, the Company’s Chief Financial Officer, made advances to the Company totaling $105,858. From October 2018 through June 2019 he advanced an additional $123,275. The loans do not bear interest and are due on demand.

Through September 2018, J. Roy Nelson, the Company’s Chief Science Officer, made net advances to the Company totaling $26,864. From October 2018 through June 2019 he made additional advances of $8,800 and was repaid $8,729 for a net increase of $71. The loans do not bear interest and are due on demand.

In September 2018, Randall McCoy, the Company’s Chief Executive Officer, made an advance to the Company of $4,500. The loan does not bear interest and is due on demand.

NOTE 5 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both June 30, 2019 and September 30, 2018, the note balance was $175,000. Interest expense was $13,089 for both the nine months ended June 30, 2019 and 2018. Interest expense was $4,363 for both the three months ended June 30, 2019 and 2018. Accrued interest on the note was $122,977 and $109,888 as of June 30, 2019 and September 30, 2018, respectively and is included in accrued expenses in the accompanying balance sheet.

NOTE 6 - INCOME TAXES

The Company recorded no income tax expense for the three and nine months ended June 30, 2019 and 2018 because the estimated annual effective tax rate was zero. As of June 30, 2019, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

In December 2017, the United States Government passed new tax legislation that, among other provisions, lowered the federal corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate to any taxable income the Company may have the legislation affects the way the Company can use and carryforward net operating losses and results in a revaluation of deferred tax assets and liabilities recorded on its balance sheet. Given that current deferred tax assets are offset by a full valuation allowance, these changes have no net impact on the balance sheet. However, if the Company becomes profitable, they will receive a reduced benefit from such deferred tax assets.

At both June 30, 2019 and September 30, 2018, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2019, and September 30, 2018 the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal income tax returns under a statute of limitations. The tax years ended September 30, 2015 through September 30, 2018 generally remain subject to examination by federal tax authorities.

NOTE 7 - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

At both June 30, 2019 and September 30, 2018, 885,000 shares of Series A Preferred Stock (“Series A Preferred”) were outstanding.

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of June 30, 2019 and September 30, 2018 plus dividends in arrears as per below). Each share of Series A Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of June 30, 2019, and September 30, 2018, dividends in arrears were $587,591 ($.66 per share) and $534,637 ($.60 per share), respectively.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Convertible Preferred Stock have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At June 30, 2019, no shares of Series B Preferred are outstanding.

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

On January 6, 2011, the Company approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price of $0.035, as amended, per share that were to expire, as extended, on December 31, 2018. Effective as of the expiration date, the Company extended the term of those options for two of the directors to December 31, 2023. All other contractual terms of the options remained the same. The option exercise price was compared to the fair market value of the Company’s shares on the date when the extension was authorized by the Company, resulting in the immediate recognition of $1,316 in compensation expense, which is included in the results of operations for the nine months ended June 30, 2019. There is no deferred compensation expense associated with this transaction, since all extended options had previously been fully vested. The extended options were valued utilizing the Black-Scholes option pricing model with the following assumptions: Exercise price of $0.035, expected volatility of 25.54%, risk free rate of 2.51% and expected term of 5 years.

On January 15, 2015, the Company approved the issuance of 10,000,000 options to one of its Officers at an exercise price of $0.02, per share that were set to expire on January 15, 2019. Effective December 31, 2018, the Company extended the term of those options to December 31, 2023. All other contractual terms of the options remained the same. The option exercise price was compared to the fair market value of the Company’s shares on the date when the extension was authorized by the Company, resulting in the immediate recognition of $29,508 in compensation expense, which is included in the results of operations for the nine months ended June 30, 2019. There is no deferred compensation expense associated with this transaction, since all extended options had previously been fully vested. The extended options were valued utilizing the Black-Scholes option pricing model with the following assumptions: Exercise price of $0.02, expected volatility of 25.54%, risk free rate of 2.51% and expected term of 5 years.

Stock-based compensation is included as a separate line item in operating expenses in the accompanying consolidated statement of operations.

NOTE 9 – LICENSE RIGHTS

On November 7, 2014, the Company entered into a Sale Agreement, as amended on January 30, 2015, as discussed in the Company’s Form 10-K for the year ended September 30, 2018, with Amarantus BioScience Holdings, Inc. (“Amarantus”). See Note 1. As part of the Sale Agreement, the Company granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by the Company. Amarantus can exercise this option at a cost of $10,000,000 plus a royalty of 5% on gross revenues in excess of $150 million. As of June 30, 2019, the option has not been exercised.

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

Overview

Currently, we continue to work on several fronts to raise the required funding so that we will be able to complete the IND application and start our proposed Clinical Trials. As previously reported, our goal continues to be to raise funds via debt financing and licensing. We are also now considering a form of equity financing, and potentially government, state or private research grants. Additionally, we have begun evaluating registered burn centers that may be used as sites in our planned Clinical Trials once begun, as well as potential professionals that may act as part of our medical advisory boards within these trials.

As suggested in our Pre-IND meeting with the FDA, we have completed our test method development and validation to establish our incoming, in process and finished product release specifications. The next step: method development, testing, engineering runs and assembly of the IND will cost approximately $1.5 million. We have selected a well-regarded university to assist in the method development and validation requested by the FDA. The cost to complete Phase 1 of the Clinical Trials is expected to be approximately $2 million with an additional $3-3.5 million to complete the remainder of the Clinical Trial through Phase 3. We remain optimistic that we will obtain our proposed funding goals and secure FDA approval. NovaDerm having Orphan Status has several significant benefits, including: (a) waiver of the NDA/BLA IND application fee— an estimated $2.2 million value; and (b) a significant reduction in the number of patients required to gain approval.

While we have begun the preliminary planning for the Clinical Trials to the extent we are able, we have been working under considerable funding constraints and have thus not been able to proceed as far as management would have liked at this time. As previously reported we have chosen a CRO to assist in our IND submission and to conduct the Clinical Trials once approved and funded. We conducted preliminary discussions at one burn center in the Northeast which we will ultimately use to develop our clinical protocol development. Patient recruitment should be simpler than other clinical trials due to the small number of required patients, and the fixed number of available sites (the 127 registered burn centers). In addition, the clinical protocols are for the most part the same protocols that are currently being employed by physicians throughout the US. Therefore, physician training and IRB acceptance should be relatively straight-forward. The FDA has also offered assistance to the research protocol design because of our Orphan designation.

The initial trials are planned to begin with a total of ten subjects with an Initial Data Safety Monitoring Board review of safety on the first three patients once they have reached 6 months post treatment.

We are planning on producing our clinical trial cultured skin substitute materials in New Jersey. Management is considering locations across the US as additional manufacturing sites to meet the demand and geographical location needs of the burn centers, as needed. Finally, we intend to license manufacturing and distribution in various countries to avoid shipping live biologicals across international borders.

4

Results of Operations for the Three and Nine Months Ended June 30, 2019 and 2018

We generated no revenues from September 6, 2007 (date of inception) to June 30, 2019. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $176,234 and $591,387 for the three and nine months ended June 30, 2019, compared with operating expenses of $181,937 and $613,389 for the three and nine months ended June 30, 2018. General and administrative expenses accounted for substantially all of our operating expenses for the three and nine months ended June 30, 2019. General and administrative expenses accounted for all of our operating expenses for the three and nine months ended June 30, 2018.

Net other expense was $6,637 and $17,141 for the three and nine months ended June 30, 2019, as compared to net other expenses of $4,451 and $14,371 for the three and nine months ended June 30, 2018. Other income and expenses for the three and nine months ended June 30, 2019 consisted of interest expense and a change in unrealized loss on securities. Other income and expenses for the three and nine months ended June 30, 2018 consisted solely of interest expense.

After provision for preferred stock dividends of $17,651 and $52,954 for the three and nine months ended June 30, 2019, we recorded a net loss attributable to common stockholders of $200,522 and $661,482 for the three and nine months ended June 30, 2019, respectively. By comparison, we recorded a net loss attributable to common stockholders of $204,040 and $680,715 for the three and nine months ended June 30, 2018, respectively.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $1,707 and total current assets of $16,401. As of June 30, 2019, we had current liabilities of $3,594,158. We therefore had negative working capital of $3,577,757.

Operating activities used $116,970 in cash for the nine months ended June 30, 2019. The decrease in cash was primarily attributable to funding the loss for the period.

Investing activities provided no cash inflows or outflows during the reported period.

Cash flows from financing activities for the nine months ended June 30, 2019 includes net proceeds from loans from officers of $123,346, and repayments of notes payable of $7,371.

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

5

Off Balance Sheet Arrangements

As of June 30, 2019, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2020 assuming we are able to obtain necessary funding: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

For the three months ended June 30, 2019, we issued no shares of common stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	August 19, 2019

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director

8