Form 10-K
period 2019-09-30
Regenicin, Inc.
filed 2020-01-14
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $4,604,492 as of March 31, 2019

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 153,483,050 shares as of December 31, 2019.

1

PART I

Item 1. Business

Overview of key events  of the year ended September 30, 2019

During 2018-19, the Company continued to position its product, NovaDerm®, to enter clinical trials to gain FDA product approval. Having secured Orphan Drug Designation as a biologic for NovaDerm®, we complied with the FDA annual reporting requirements.

During 2019, the risk of introducing pathogens when using materials from animals to produce drugs, devices, and biologics has increased awareness of the safety issues. NovaDerm® and future Regenicin products use animal sourced materials like collagen to produce the life-saving products. We have worked with our collagen supplier and the FDA to ensure we are meeting the expectations for traceability and purity of the FDA for NovaDerm® production.

We estimated that the completion of the IND and the clinical trials would take approximately 12-18 months and cost approximately $6.9 million once initial funding is in place. In addition to the completion of the IND, the only other significant gating item to entering the clinical trials is funding for this process.

Two board positions remain open anticipating requests of Board representation from potential investors.

Our Business Moving Forward In 2020

As part of an asset purchase agreement, we granted to Amarantus Bioscience Holdings, Inc., (“Amarantus”) a right of first refusal for the purchase of any engineered skin technology designed for the treatment of severe burns in humans that we developed. This right of first refusal expired on November 7, 2019.

Our major objective for 2020 remains to secure the required funding to finalize some additional requirements of the IND application and begin the clinical trials. It is estimated that the cost to finalize the IND will be approximately 1.9 million dollars, and the cost to complete Phase 1/2 of the clinical trial will be approximately 5.0 million dollars. As previously reported, our goal in obtaining this funding has been to minimize shareholders' dilution as much as possible. Consequently, we are primarily pursuing financing through the issuance of a debt instrument, international licensing agreements and government grants.

We will continue to work with potential investors in order to pursue the necessary funding based on our stated objectives. It has taken longer to raise the funds than originally estimated; however, we remain confident that our goal is achievable. In the interim, the officers and related parties intend to continue to fund our essential operating costs as they have in the past.

In preparation of the IND application, we will continue to develop the testing suggested by the FDA during the Pre-IND meeting. Our scaffold supplier continues to introduce the FDA suggested testing on collagen processing which addresses Bovine Closed Herd requirements for the tighter safety and traceability of the collagen scaffolds used to produce NovaDerm®. Our scaffold supplier is close to entering a contract for ASTM-F2212 testing of Type I collagen. We continue discussions and evaluation of possible clinical trial sites for NovaDerm®. Our discussions have confirmed that patient recruitment and enrollment should be faster and less complicated than other clinical trials because of our Orphan Designation and the surgical protocol will be similar to the grafting procedures currently in use at those facilities. NovaDerm® should thus require minimal physician training and documentation to complete the clinical trial, when and if conducted.

Subject to funding, the initial trials are planned to begin with a total of ten subjects and an Initial Data Safety Monitoring Board, (DSMB), review of safety on the first three subjects once they have reached 6 months follow-up. We do not intend to interrupt our trial waiting for the DSMB report. Our management’s approach is to set up the trials so as to allow for a seamless transition into commercial production upon approval.

We have arranged for sufficient Bovine Closed Herd corium to produce sufficient collagen scaffolds to meet our needs for the clinical trials if they are conducted.

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

NovaDerm® does not require the large harvest areas that are required when performing split thickness allograft procedures. NovaDerm® is designed to need only a small area of harvest material to cover the wound. Where split thickness allograft skin can be stretched 2 to 4 times, NovaDerm® can expand the coverage 100 to 400 times, greatly reducing scarring from harvesting. There are limits to how much burned area can be covered with the current split thickness allograft procedure. When a patient has more than 50% of their body with full thickness burns there is not enough harvest area available to cover the area so the same area harvested must be allowed to grow back the replacement skin before it can be harvested the second or third time, allowing to wound area open with high risk of infection and even mortality.

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

Competition

Several companies have developed or are developing products that propose to approach the markets described above. There is only one other Autologous Cultured Skin Substitute for severe burns designated as an orphan product candidate, the original Cutanogen’s PermaDerm. Recently this product was licensed by Amarantus to Emerald Organic Products.

We believe our products to be superior in design and function and, thus, provide significant advantages over the competitor. The advantages of our cultured skin substitute include simultaneous delivery of Autologous epidermal keratinocytes and fibroblasts organized with a unique collagen base, is ready for the patient in 21 to 28 days, and has a shelf life up to 2 weeks.

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

Unrestricted sales of our cultured skin substitute will require full FDA approval after data for safety and efficacy are collected from a clinical study. Once an IND is submitted, we expect enrollment and treatment to require a full one-year evaluation on each patient. The final 3 months of the evaluation is expected to be only a monitoring period. After collection of data from the clinical trial and submission to FDA, six months is typically planned for FDA’s review and comments before a decision in reached. Because of our Orphan Designation, this review time is expected to be reduced significantly.

Intellectual Property

In 2016, we received a registered trademark for NovaDerm®.

We have been in contact with IP patent attorneys to determine patentability of PermaDerm IP. We will proceed with patenting PermaDerm applications, manufacturing IP when funds become available.

Employees

As of September 30, 2019, we had 3 employees.

Subsidiaries

In September, 2013, Regenicin formed a wholly-owned subsidiary for the sole purpose of conducting research in the State of Georgia. This subsidiary has been inactive since its formation.

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

Item 3. Legal Proceedings

On September 30, 2013, we filed a lawsuit against Lonza Walkersville and others in Fulton County Superior Court in the State of Georgia.

On November 7, 2014, we entered into an Asset Purchase Agreement (“the Agreement”) with Amarantus Bioscience Holdings, Inc., (“Amarantus”) and others in which we agreed to sell to Amarantus all of our rights and claims in our litigation currently pending in the “Lonza Litigation”. As part of the Agreement, we also granted to Amarantus an exclusive five (5) year right of first refusal to license any engineered skin we developed for the treatment of patients designated as severely burned. This option expired on November 7, 2019.

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

Fiscal Year Ending September 30, 2019
Quarter Ended	High $	Low $
September 30, 2019	0.04	0.01
June 30, 2019	0.03	0.01
March 31, 2019	0.05	0.01
December 31, 2018	0.04	0.01
Fiscal Year Ending September 30, 2018
Quarter Ended	High $	Low $
September 30, 2018	0.04	0.04
June 30, 2018	0.06	0.04
March 31, 2018	0.06	0.06
December 31, 2017	0.13	0.09

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

Holders of Our Common Stock

As of December 31, 2019, we had 153,483,050 shares of our common stock issued and outstanding, held by 112 shareholders of record, with others holding shares in street name.

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

Recent Sales of Unregistered Securities

For the years ended September 30, 2018 and September 30, 2019, we did not issue common stock.

Shares and Warrants to be issued:

No warrants were issued in 2018-2019.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of September 30, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	11,771,344	$0.02	0
Total	11,771,344	$0.02	0

On December 15, 2010, the board of directors approved the Regenicin, Inc. 2010 Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares and performance units to our employees, officers, directors and consultants, including incentive stock options, non-qualified stock options, restricted stock, and other benefits. The Plan provides for the issuance of up to 3,542,688 shares of our common stock.

On January 6, 2011, we approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price is $0.62 per share. The options vest over a three-year period and expire on December 22, 2015. On May 11, 2011, the terms of the options were amended to allow for immediate vesting. On December 10, 2013, we approved the amendment to those options to change the exercise price to $0.035 per share. On December 22, 2015 the Board extended the term of the options to December 31, 2019, and then extended the term of these options again with regard to its current active board members until December 31, 2023.

In addition, on January 15, 2015, the company entered into a stock option agreement with an officer of the company. The agreement grants the officer an option to purchase 10 million shares of common stock at $0.02 per share, and was to expire January 15, 2019. This option grant was extended by action of the Board of Directors until December 31, 2023.

Warrants Issued and Outstanding

No warrants were outstanding at September 30, 2019

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

See discussion in section marked: ‘Our Business Moving Forward In 2020’

Results of Operations for the Years Ended September 30, 2019 and 2018

We generated no revenues from September 6, 2007 (date of inception) to September 30, 2019. We do not expect to generate revenues until we are able to obtain FDA approval of cell therapy and biotechnology products and thereafter successfully market and sell those products.

We incurred operating expenses of $736,553 for the year ended September 30, 2019, compared with operating expenses of $789,105 for the year ended September 30, 2018. Our operating expenses decreased in 2019 from 2018, and are compared as follows:

Operating Expenses	September 30, 2018	September 30, 2019
General and Administrative	$789,105	$705,729
Stock Based Compensation	—	$30,824

We incurred net other expense of $21,903 for the year ended September 30, 2019, as compared to net other income of $18,781 for the year ended September 30, 2018. Our other income and expenses for 2019 consisted of interest expenses of $17,953 and a loss on other than temporary decline in the fair value of Amarantus stock of $3,950. Our other income and expenses for 2018 consisted of only interest expenses of $18,781.

We had a net loss of $758,456 for the year ended September 30, 2019, as compared with a loss of $559,058 for the prior year. The increase in loss was due to the reversal of accounts payable in the year ended September 30, 2018 of $248,828, which decreased the loss.

Our net loss attributable to common stockholders for the year ended September 30, 2019 was $829,356 compared to a net loss of $629,858 for the year ended September 30, 2018. The increase in loss was due to the reversal of accounts payable in the year ended September 30, 2018 of $248,828.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $815 and investments of $4,500, for total current assets of $5,315. Our total current liabilities as of September 30, 2019 were $3,733,000. We had a working capital deficit of $3,727,685 as of September 30, 2019.

Operating activities used a net $126,862 in cash for the year ended September 30, 2019. Financing activities provided $124,975 for the year ended September 30, 2019 and consisted of proceeds from loans from received officers of $141,075, offset by repayments of officers’ loans of $8,729 and repayment of notes payable for insurance funding of $7,371.

We have issued various promissory notes over the course of the last several fiscal years in order to continue funding our operations. The terms of these promissory notes are detailed in Note G to the financial statements accompanying this Annual Report. While this financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan over the long term. We will thus once again be seeking additional financing during the fiscal year end September 30, 2020.

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

1. Income Taxes - The Company accounts for income taxes in accordance with accounting guidance FASB ASC 740, " Income Taxes ," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. The Company has adopted the provisions of FASB ASC 740-10-05 " Accounting for Uncertainty in Income Taxes ." The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken guidance on de- recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of September 30, 2019 and 2018
F-3	Consolidated Statements of Operations for the years ended September 30, 2019 and September 30, 2018
F-4	Consolidated Statement of Stockholders’ Deficiency for the years ended September 30, 2018 and September 30, 2019
F-5	Consolidated Statements of Cash Flows for the years ended September 30, 2019 and September 30, 2018
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Regenicin, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regenicin, Inc. and Subsidiary (the “Company”) as of September 30, 2019 and 2018 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

We have served as the Company’s auditor since 2010

Saddle Brook, New Jersey

January 14, 2020

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2019	2018

ASSETS
CURRENT ASSETS
Cash	$815	$2,702
Prepaid expenses and other current assets	—	45,281
Common stock of Amarantus	4,500	8,450
Total current and total assets	$5,315	$56,433

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$138,298	$67,532
Accrued expenses - other	271,133	340,931
Accrued salaries - officers	2,869,001	2,288,001
Note payable - insurance financing	—	37,800
Bridge financing	175,000	175,000
Loan payable	10,000	10,000
Loans payable - officer	269,568	137,222
Total current and total liabilities	3,733,000	3,056,486

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,177,515
Accumulated deficit	(14,090,395)	(13,332,889)
Accumulated other comprehensive income	—	950
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(3,727,685)	(3,000,053)
Total liabilities and stockholders' deficiency	$5,315	$56,433

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,	Year Ended September 30,
	2019	2018

Revenues	$—	$—

Operating expenses
General and administrative	705,729	789,105
Stock based compensation - general and administrative	30,824	—
Total operating expenses	736,553	789,105

Operating loss before other operating income	(736,553)	(789,105)
Other operating income - reversal of accounts payable	—	248,828

Loss from operations	(736,553)	(540,277)

Other income (expenses)
Interest expense	(17,953)	(18,781)
Change in unrealized loss on securities	(3,950)	—
Total other income (expenses)	(21,903)	(18,781)
Net loss	(758,456)	(559,058)
Preferred stock dividends	(70,800)	(70,800)
Net loss attributable to common stockholders	$(829,256)	$(629,858)
Loss per share:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)
Weighted average number of shares outstanding
Basic	153,483,050	153,483,050
Diluted	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

							Accumulated
					Additional		Other
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock (1)	Total

Balances at October 1, 2017	885,000	$885	157,911,410	$157,914	$10,177,515	$(12,773,831)	$500	$(4,428)	$(2,441,445)

Other Comprehensive income							450		450

Net loss	—	—	—	—	—	(559,058)		—	(559,058)

Balances at September 30, 2018	885,000	885	157,911,410	157,914	10,177,515	(13,332,889)	950	(4,428)	(3,000,053)

Adoption of ASU 2016-01						950	(950)		—

Stock based compensation					30,824				30,824

Net loss						(758,456)			(758,456)

Balances at September 30, 2019	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,090,395)	$—	$(4,428)	$(3,727,685)

(1) The number of shares in treasury stock at October 1, 2017, September 30, 2018 and September 30, 2019, was 4,428,360.

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,	Year Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(758,456)	$(559,058)
Adjustments to reconcile net loss to net cash
used in operating activities:
Unrealized loss on investment	3,950	—
Stock based compensation - general and administrative	30,824	—
Reversal of accounts payable	—	(248,828)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	14,852	53,111
Accounts payable	70,766	35,399
Accrued expenses - other	(69,798)	42,455
Accrued salaries - officers	581,000	581,000
Net cash used in operating activities	(126,862)	(95,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable - insurance financing	(7,371)	(37,800)
Proceeds of loans from officers	141,075	121,108
Repayment of loans from officers	(8,729)	(3,886)
Net cash provided by financing activities	124,975	79,422

NET DECREASE IN CASH	(1,887)	(16,499)

CASH - BEGINNING OF PERIOD	2,702	19,201

CASH - END OF PERIOD	$815	$2,702

Supplemental disclosures of cash flow information:
Cash paid for interest	$453	$1,282
Cash paid for taxes	$—	$—

Non-cash activities:
Acquisition of insurance policy through the issuance of a note	$—	$37,800
Cancellation of insurance policy and note	$30,429	$—

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Regenicin and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and, as of September 30, 2019, has an accumulated deficit of approximately $14.1 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt, private sale of equity securities, and the proceeds from an asset sale. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Income (loss) per share:

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. The following table summarizes the components of the income per common share calculation:

	Year Ended September 30,
	2019	2018
Income (loss) Per Common Share - Basic:
Net income (loss) available to common stockholders	$(829,256)	$(629,858)
Weighted-average common shares outstanding	153,483,050	153,483,050
Basic income (loss) per share	$(0.01)	$(0.00)
Income (loss) Per Common Share - Diluted:
Net income (loss)	$(829,256)	$(629,858)
Weighted-average common shares outstanding	153,483,050	153,483,050
Convertible preferred stock	—	—
Stock options	—	—
Weighted-average common shares outstanding and common share equivalents	153,483,050	153,483,050
Diluted income (loss) per share	$(0.01)	$(0.00)

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	2019	2018
Options	1,568,022	---

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net losses incurred during 2019 and 2018:

	2019	2018
Options	--	8,979,366
Convertible Preferred Stock	8,850,000	8,850,000

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at September 30, 2019 is $4,500. The change in unrealized loss for the year ended September 30, 2019 was $3,950, net of income taxes, and was reported as other income (expense). The change in unrealized gain for year ended September 30, 2018 was $450 net of income taxes and was reported as a component of comprehensive income.

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of September 30, 2019 and 2018 due to their short-term nature.

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

NOTE C – LICENSE RIGHTS

On November 7, 2014, the Company entered into a Sale Agreement, as amended on January 30, 2015, with Amarantus BioScience Holdings, Inc. (“Amarantus”). Under the Sale Agreement, the Company granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by the Company. Amarantus could exercise this option at a cost of $10,000,000 plus a royalty of 5% on gross revenues in excess of $150 million. As of November 7, 2019, the option had not been exercised and had expired.

NOTE D – ACCOUNTS PAYABLE

In Fiscal 2018, management determined that certain accounts payables on the balance sheet for over six years totaling $248,828 were no longer due and payable. These amounts have been reversed and are included as a separate component of loss from operations.

NOTE E - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	2019	2018
Professional fees	$143,745	$231,043
Interest	127,388	109,888
	$271,133	$340,931

NOTE F - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both September 30, 2019 and 2018, the loan payable totaled $10,000.

Loans Payable - Officer:

Through September 2018, John Weber, the Company’s Chief Financial Officer, made advances to the Company totaling $105,858. From October 2018 through September 2019 he advanced an additional $132,275. The loans do not bear interest and are due on demand.

Through September 2018, J. Roy Nelson, the Company’s Chief Science Officer, made net advances to the Company totaling $26,864. From October 2018 through September 2019 he made additional advances of $8,800 and was repaid $8,729 for a net increase of $71. The loans do not bear interest and are due on demand.

In September 2018, Randall McCoy, the Company’s Chief Executive Officer, made an advance to the Company of $4,500. The loan does not bear interest and is due on demand.

NOTE G - NOTES PAYABLE

Bridge Financing:

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both September 30, 2019 and 2018, the note balance was $175,000. Accrued interest on the note was $127,388 and 109,888 at September 30, 2019 and 2018, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets.

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

NOTE I - INCOME TAXES

The Company did not incur current income tax expense for either of the years ended September 30, 2019 or 2018.

At September 30, 2019, the Company had available approximately $5.2 million of net operating loss (“NOL”) carry forwards which expire in the years 2029 through 2036. However, the use of the net operating loss carryforwards generated prior to September 30, 2011 totaling $0.7 million is limited under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. For the year ended September 30, 2019, the Company's NOL was approximately $130,000, which can be carried forward indefinitely.

Significant components of the Company’s deferred tax assets at September 30, 2019 and 2018 are as follows:

	2019	2018
Net operating loss carry forwards	$1,224,993	$1,191,194
Unrealized loss	807,975	807,975
Stock based compensation	8,322	27,070
Accrued expenses	777,330	620,460
Total deferred tax assets	2,818,620	2,646,699
Valuation allowance	(2,818,620)	(2,646,699)
Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, a valuation allowance has been established for all of the income tax benefit for these deferred tax assets.

The following is a reconciliation of the Company’s income tax rate using the federal statutory rate to the actual income tax rate as of September 30, 2019 and 2018:

	2019	2018
Federal tax rate	(21)%	(21)%
Effect of state taxes	(6)%	(6)%
Effect of NOL	0%	1.9%
Change in valuation allowance	27%	25.1%
Total	0%	0%

At September 30, 2019 and 2018, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2019, and 2018 the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal and state income tax returns under a statute of limitations. The tax years ended September 30, 2016 through September 30, 2019 generally remain subject to examination by federal tax authorities.

NOTE J - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

Series A Preferred earns a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of September 30, 2019 and 2018 plus dividends in arrears as per below). Each share of Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of September 30, 2019, and 2018, dividends in arrears were $605,437 ($.68 per share) and 534,637 ($.60 per share), respectively.

At both September 30, 2019 and 2018, 885,000 shares of Series A Preferred were outstanding.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Preferred have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At September 30, 2019, and 2018 no shares of Series B Preferred are outstanding.

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

On January 6, 2011, the Company approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price of $0.035, as amended, per share that were to expire, as extended, on December 31, 2018. Effective as of the expiration date, the Company extended the term of those options for two of the directors to December 31, 2023. All other contractual terms of the options remained the same. The option exercise price was compared to the fair market value of the Company’s shares on the date when the extension was authorized by the Company, resulting in the immediate recognition of $1,316 in compensation expense, which is included in the results of operations for the year ended September 30, 2019. There is no deferred compensation expense associated with this transaction, since all extended options had previously been fully vested. The extended options were valued utilizing the Black-Scholes option pricing model with the following assumptions: Exercise price of $0.035, expected volatility of 25.54%, risk free rate of 2.51% and expected term of 5 years.

On January 15, 2015, the Company approved the issuance of 10,000,000 options to one of its Officers at an exercise price of $0.02, per share that were set to expire on January 15, 2019. Effective December 31, 2018, the Company extended the term of those options to December 31, 2023. All other contractual terms of the options remained the same. The option exercise price was compared to the fair market value of the Company’s shares on the date when the extension was authorized by the Company, resulting in the immediate recognition of $29,508 in compensation expense, which is included in the results of operations for the year ended September 30, 2019. There is no deferred compensation expense associated with this transaction, since all extended options had previously been fully vested. The extended options were valued utilizing the Black-Scholes option pricing model with the following assumptions: Exercise price of $0.02, expected volatility of 25.54%, risk free rate of 2.51% and expected term of 5 years.

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

Stock based compensation amounted to $30,824 and $-0- for the years ended September 30, 2019 and 2018, respectively.

Option activity for 2019 and 2018 is summarized as follows:

	Options	Weighted Average Exercise Price
Options outstanding, October 1, 2018	13,542,688	$0.02
Granted	—	—
Forfeited	—	—
Options outstanding, September 30, 2018	13,542,688	$0.02
Granted	—	—
Forfeited	1,771,344	0.035
Options outstanding, September 30, 2019	11,771,344	$0.02
Aggregate intrinsic value	$-0-

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

The following table summarizes information regarding stock options outstanding at September 30, 2019:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$0.020	10,000,000	4.25	$0.020	10,000,000	$0.020
$0.035	1,771,344	4.25	$0.035	1,771,344	$0.035
$0.020-$0.035	11,771,344	4.25	$0.022	11,771,344	$0.022

As of September 30, 2019, there was no unrecognized compensation cost related to non-vested options granted.

NOTE K - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending September 30, 2019.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2020, depending on available funds: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Randall McCoy	70	Chief Executive Officer and Director
John J. Weber	70	Chief Financial Officer and Director
Dr. J. Roy Nelson	71	Chief Science Officer

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

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended September 30, 2019 and 2018.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randall McCoy Chief Executive Officer, Principal Executive Officer and Director	2019 2018	$250,0001) $250,000(2)	0 0	0 0	0 0	0 0	0 0	0 0	$250,000 $250,000
John J. Weber Chief Financial Officer and Director	2019 2018	$125,000(5) $125,000(6)	0 0	0 0	0 0	0 0	0 0	0 0	$125,000 $125,000
Dr. J. Roy Nelson Chief Science Officer	2019 2018	$150,000(3) $150,000(4)	0 0	0 0	0 0	0 0	0 0	0 0	$ 150,000 $150,000

(1)	Of the $250,000 in salary to Mr. McCoy, $250,000 remains unpaid as accrued compensation.
(2)	Of the $250,000 in salary to Mr. McCoy, $250,000 remains unpaid as accrued compensation.
(3)	Of the $150,000 in salary to Mr. Nelson, $150,000 remains unpaid as accrued compensation.
(4)	Of the $150,000 in salary to Mr. Nelson, $150,000 remains unpaid as accrued compensation.
(5)	Of the $125,000 in salary to Mr. Weber, $125,000 remains unpaid as accrued compensation.
(6)	Of the $125,000 in salary to Mr. Weber, $125,000 remains unpaid as accrued compensation.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2019.

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

(1) On December 31, 2018, the Board extended the term of the options to December 31, 2023.

Director Compensation

There has been no director compensation over the past three years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 6, 2020, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

Beneficial owner	Number of shares beneficially owned (1)		Percentage Owned(2)
Officers and Directors
Randall McCoy	18,707,313	(3)	12.19%
John J. Weber	10,935,672	(4)	7.12%
Officers and Directors collectively	29,642,985		19.31%
5 Percent Shareholders
Christopher Brown 100 N Tryon St. #4700 Charlotte, NC 28200	10,000,000		6.52%

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

3.	We have an employment agreement with our CEO, Randall McCoy, as discussed above.

4.	Randall McCoy, our Chief Executive Officer, made advances to us. The loans to not bear interest and are due on demand. At September 30, 2019 and 2019, the loan balance was $4,500 and $4,500, respectively.

5.	John Weber, our Chief Financial Officer, made advances to us . The loans do not bear interest and are due on demand. At September 30, 2019 and 2018, the loan balance was $238,133 and $105,858 respectively.

6.	Randall McCoy and John Weber were principals and partners in Pure Med Farma, a Limited Liability Company which we have engaged to provide our Closed Herd collagen, see discussion above.

7.	Roy Nelson, our Chief Science Officer, made advances to us. The loans do not bear interest and are due on demand. At September 30, 2019 and 2018, the loan balance was $ 26,935 and $26,864, respectively.

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

Aggregate fees for professional services rendered for the Company by Rotenberg Meril Solomon Bertiger & Guttilla, P.C., our independent registered public accounting firm, for the years ended September 30, 2019 and 2018 are set forth below:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2019	$79,500	$0	$0	$0
2018	$79,500	$0	$0	$0

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
January 14, 2020

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 14, 2020

By:	/s/ John J. Weber
John J. Weber Interim Chief Financial Officer, Principal Financial and Accounting Officer, and Director
January 14, 2020

