Form 10-Q
period 2019-12-31
Regenicin, Inc.
filed 2020-02-19
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 of February 18, 2020.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2019 (unaudited) and September 30, 2019 (audited);
F-2	Consolidated Statements of Operations for the three months ended December 31, 2019 and 2018 (unaudited);
F-3	Consolidated Statements of Stockholders’ Deficiency for the three months ended December 31, 2019 and 2018 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and 2018 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2019	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,324	$815
Common stock of Amarantus	3,275	4,500
Total current and total assets	$5,599	$5,315

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$64,657	$138,298
Accrued expenses - other	315,544	271,133
Accrued salaries - officers	3,014,251	2,869,001
Bridge financing	175,000	175,000
Loan payable	10,000	10,000
Loans payable - officer	351,818	269,568
Total current and total liabilities	3,931,270	3,733,000

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,208,339
Accumulated deficit	(14,288,381)	(14,090,395)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(3,925,671)	(3,727,685)
Total liabilities and stockholders' deficiency	$5,599	$5,315

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2019	2018
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating expenses
General and administrative	192,350	208,168
Stock based compensation - general and administrative	—	30,824
Total operating expenses	192,350	238,992

Loss from operations	(192,350)	(238,992)
Other income (expenses)
Interest expense	(4,411)	(4,864)
Change in unrealized loss on securities	(1,225)	(3,450)
Total other income (expenses)	(5,636)	(8,314)

Net loss	(197,986)	(247,306)
Preferred stock dividends	(17,845)	(17,845)
Net loss attributable to common stockholders	$(215,831)	$(265,151)
Loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding
Basic	153,483,050	153,483,050
Diluted	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

(UNAUDITED)

							Accumulated
					Additional		Other
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock (1)	Total
Balances at October 1, 2018	885,000	$885	157,911,410	$157,914	$10,177,515	$(13,332,889)	$950	$(4,428)	$(3,000,053)

Adoption of ASU 2016-01	—	—	—	—	—	950	(950)	—	—

Stock based compensation	—	—	—	—	30,824	—	—	—	30,824

Net loss	—	—	—	—	—	(247,306)	—	—	(247,306)

Balances at December 31, 2018	885,000	$885	157,911,410	$157,914	$10,208,339	$(13,579,245)	$—	$(4,428)	$(3,216,535)

Balances at October 1, 2019	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,090,395)	$—	$(4,428)	$(3,727,685)

Net loss	—	—	—	—	—	(197,986)	—	—	(197,986)

Balances at December 31, 2019	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,288,381)	$—	$(4,428)	$(3,925,671)

(1) The number of shares in treasury stock at October 1, 2018 and 2019, and December 31, 2018 and 2019, was 4,428,360.

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2019	2018
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(197,986)	$(247,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	1,225	3,450
Stock based compensation - general and administrative	—	30,824
Changes in operating assets and liabilities
Prepaid expenses and other current assets	—	11,813
Accounts payable	(73,641)	(2)
Accrued expenses - other	44,411	(45,533)
Accrued salaries - officers	145,250	145,250
Net cash used in operating activities	(80,741)	(101,504)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable - insurance financing	—	(7,371)
Proceeds of loans from officers	82,250	108,000
Net cash provided by financing activities	82,250	100,629
NET INCREASE ( DECREASE) IN CASH	1,509	(875)
CASH - BEGINNING OF PERIOD	815	2,702
CASH - END OF PERIOD	$2,324	$1,827

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$453
Cash paid for taxes	$—	—

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2019, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 2019 contained herein has been derived from the audited consolidated financial statements as of September 30, 2019, but does not include all disclosures required by U.S. GAAP.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of December 31, 2019, has an accumulated deficit of approximately $14.3 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Common stock of Amarantus BioScience Holdings, Inc. (“Amarantus”) is carried at fair value in the accompanying consolidated balance sheets. Fair value is determined under the guidelines of GAAP which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Realized gains and losses, determined using the first-in, first-out (FIFO) method, and unrealized gains and losses are included in other income (expense) on the statement of operations.

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at December 31, 2019 is $3,275. The change in unrealized loss for the three months ended December 31, 2019 and 2018 was $1,225 and $3,450, net of income taxes, respectively, and was reported as other income (expense).

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

The following weighted average securities have been excluded from the calculation of net loss per share for the three months ended December 31, 2019 and 2018 as the exercise price was greater than the average market price of the common shares:

	2019	2018
Options	1,568,022	---

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net losses incurred during the three months ended December 31, 2019 and 2018:

	2019	2018
Options	--	7,122,000
Convertible Preferred Stock	8,850,000	8,850,000

The effects of options and warrants on diluted earnings per share are reflected through the use of the treasury stock method and the excluded shares that are “in the money” are disclosed above in that manner.

NOTE 4 - LOANS PAYABLE

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both December 31, 2019 and September 30, 2019, the loan payable totaled $10,000.

Loans Payable - Officer:

Through September 30, 2019, John Weber, the Company’s Chief Financial Officer, has advanced the Company a total of $238,133. From October 2019 through December 31, 2019 he advanced an additional $82,250 for a total of $320,383. The loans do not bear interest and are due on demand.

Through September 30, 2019, J. Roy Nelson, the Company’s Chief Science Officer, made net advances to the Company totaling $26,935. The loans do not bear interest and are due on demand.

In September 2018, Randall McCoy, the Company’s Chief Executive Officer, advanced to the Company $4,500. The loan does not bear interest and is due on demand.

NOTE 5 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both December 31, 2019 and September 30, 2019, the note balance was $175,000. Interest expense was $4,411 for both quarters ended December 31, 2019 and 2018. Accrued interest on the note was $131,799 and $127,388 as of December 31, 2019 and September 30, 2019, respectively, and is included in Accrued expenses - other in the accompanying consolidated balance sheets.

NOTE 6 - INCOME TAXES

The Company recorded no income tax expense for the three months ended December 31, 2019 and 2018 because the estimated annual effective tax rate was zero. As of December 31, 2019, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 7 - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

At both December 31, 2019 and September 30, 2019, 885,000 shares of Series A Preferred Stock (“Series A Preferred”) were outstanding.

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of December 31, 2019 and September 30, 2019 plus dividends in arrears as per below). Each share of Series A Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of December 31, 2019, and September 30, 2019, dividends in arrears were $623,281 ($.70 per share) and $605,436 ($.68 per share), respectively.

Series B

Four million shares of Series B Convertible Preferred Stock (“Series B Preferred”) have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Preferred have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Preferred, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At December 31, 2019, no shares of Series B Preferred are outstanding.

NOTE 8 - STOCK-BASED COMPENSATION

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505, “Equity.” Costs are measured at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505.

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

On January 15, 2015, the Company approved the issuance of 10,000,000 options to one of its Officers at an exercise price of $0.02 per share that were set to expire on January 15, 2019. Effective December 31, 2018, the Company extended the term of those options to December 31, 2023. All other contractual terms of the options remained the same. The option exercise price was compared to the fair market value of the Company’s shares on the date when the extension was authorized by the Company, resulting in the immediate recognition of $29,508 in compensation expense. There is no deferred compensation expense associated with this transaction, since all extended options had previously been fully vested. The extended options were valued utilizing the Black-Scholes option pricing model with the following assumptions: Exercise price of $0.02, expected volatility of 25.54%, risk free rate of 2.51% and expected term of 5 years.

Stock-based compensation is included as a separate line item in operating expenses in the accompanying consolidated statements of operations.

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

No rent is charged for either premises.

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

Overview

During the quarter ended, December 31, 2019, the Company continued to position its product, NovaDerm®, to enter clinical trials to gain FDA product approval. Having secured Orphan Drug Designation as a biologic for NovaDerm®, we complied with the FDA annual reporting requirements. In addition, as part of an asset purchase agreement, we granted Amarantus Bioscience Holdings, Inc., a right of first refusal for the purchase of any engineered skin technology designed for treatment of severe burns in humans that we developed. This right of first refusal expired during this quarter on November 7, 2019.

Recently, the risk of introducing pathogens when using materials from animals to produce drugs, devices, and biologics has increased awareness of the safety issues. NovaDerm® and future Regenicin products use animal sourced materials like collagen to produce the life-saving products. We have worked with our collagen supplier and the FDA to ensure we are meeting the expectations for traceability and purity of the FDA for NovaDerm® production.  We have arranged for sufficient Bovine Closed Herd corium to produce sufficient collagen scaffolds to meet our needs for the clinical trials, ensuring compliance with FDA requirements.

Our major objective for 2020 is to secure the required funding to finalize some additional requirements of the IND application and begin the clinical trials. As previously reported, our goal in obtaining the required funding has been to minimize shareholders’ dilution as much as possible. Consequently, we are primarily pursuing financing through the issuance of debt instruments, international licensing agreements and governmental grants. We have completed all the administrative requirements to allow us to apply for grants. Regenicin is now registered with System For Award Management (“SAM”) which is required to do business with the US Government.  We must have our IND submitted before we can request financial assistance from The US FDA Office of Orphan Products Clinical Trials Grant. We intend to take full advantage of working with OOPD to develop our clinical protocol according to suggestions from the FDA during our Pre-IND meeting.

The Orphan Drug Act created the Orphan Product Grants Program, which is administered by OOPD, to stimulate the development of promising products for rare diseases and conditions. Orphan product grants are a proven method of fostering and encouraging the development of new safe and effective medical products for rare diseases and conditions. These grants support new and continuing extramural research projects that test the safety and efficacy of promising new drugs, biologics, devices, and medical foods through human clinical trials in very vulnerable populations often with life-threatening conditions.

As a registered member of SAM we will be investigating numerous government programs to seek developmental funding needed to complete our IND.

We estimated that the completion of the IND and the clinical trials would take approximately 12-18 months and cost in the range of $6.9 million once initial funding is in place. It is estimated that the cost to finalize the IND will be approximately 1.9 million, and the cost to complete Phase 1/2 of the clinical trial will be approximately 5.0 million. In addition to the completion of the IND, the only other significant gating item to entering the clinical trials is funding for this process.

Two board positions remain open anticipating requests of Board representation from potential investors.

We are continuing to work with potential investors in order to pursue the necessary funding based on our stated objectives. It has taken longer to raise the funds than originally estimated; however, we remain confident that our goal is achievable. In the interim, the officers and related parties intend to continue to fund our essential operating costs as they have in the past, as disclosed in the accompanying financial statement.

In preparation of the IND application, we will continue to develop the testing suggested by the FDA during the Pre-IND meeting. Our scaffold supplier continues to introduce the FDA suggested testing on collagen processing which addresses Bovine Closed Herd requirements for the tighter safety and traceability of the collagen scaffolds used to produce NovaDerm®. Our scaffold supplier is close to entering a contract for ASTM-F2212 testing of Type I collagen. We continue discussions and evaluation of possible clinical trial sites for NovaDerm®. Our discussions have confirmed that patient recruitment and enrollment should be faster and less complicated than other clinical trials because of our Orphan Designation. In addition the surgical protocol will be similar to the grafting procedures currently in use at those facilities, NovaDerm® should thus require minimal physician training and documentation to complete the clinical trial.

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

Results of Operations for the Three Months Ended December 31, 2019 and 2018

We generated no revenues from September 6, 2007 (date of inception) to December 31, 2019. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $192,350 for the three months ended December 31, 2019, compared with operating expenses of $238,992 for the three months ended December 31, 2018. General and Administrative expenses accounted for all of our operating expenses for the three months ended December 31,2019. The major difference and shift in operating expenses from the three months ended December 31, 2018 was accounted for by stock based compensation of $30,824.

Net other expense was $5,636 for the three months ended December 31, 2019, as compared to net other expense of $8,314 for the three months ended December 31, 2018. Other expenses for the three months ended December 31, 2019 consisted of interest expense of $4,411 and an unrealized loss on securities of $1,225. Other income and expense for the same period ended 2018 consisted of interest expense of $4,864, and an unrealized loss on securities of $3,450.

After provision for preferred stock dividends of $17,845, we recorded net loss of $215,831 for the three months ended December 31, 2019. By comparison, we recorded net loss of $265,151 for the three months ended December 31, 2018. Our net loss for the quarter ended December 31, 2018 was primarily the result of General and Administrative expenses of $208,168 and stock based compensation of $30,824.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $2,324 and total current assets of $5,599. As of December 31, 2019, we had current liabilities of $3,931,270. We therefore had working capital deficit of $3,925,671.

Operating activities used $80,741 in cash for the three months ended December 31, 2019. This use of cash was primarily attributable to funding the loss for the period.

There were no investing activities during the reported period.

Cash flows from financing activities for the three months ended December 31, 2019 represent net proceeds from loans from John Weber, the Company’s Chief Financial Officer of $82,250.

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

Off Balance Sheet Arrangements

As of December 31, 2019, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2020 assuming we are able to obtain necessary funding or alternative financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	February 19, 2020

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 19, 2020

By:	/s/ John J. Weber
John J. Weber
Title:	Chief Financial Officer and Director
(Principal Financial Officer)

