Form 10-Q
period 2020-03-31
Regenicin, Inc.
filed 2020-05-20
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 as of May 15, 2020.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2020 (unaudited) and September 30, 2019;
F-2	Consolidated Statements of Operations for the six and three months ended March 31, 2020 and 2019 (unaudited);
F-3	Consolidated Statements of Stockholders’ Deficiency for the six and three months ended March 31, 2020 and 2019 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended March 31, 2020 and 2019 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,479	$815
Common stock of Amarantus	2,925	4,500
Total current and total assets	$4,404	$5,315

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$106,118	$138,298
Accrued expenses - other (related party of $21,075 and $0)	300,986	271,133
Accrued salaries - officers	3,159,501	2,869,001
Bridge financing	175,000	175,000
Convertible promissory note - officer	335,683	—
Loan payable	10,000	10,000
Loans payable - officer	31,435	269,568
Total current and total liabilities	4,118,723	3,733,000

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,208,339
Accumulated deficit	(14,477,029)	(14,090,395)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(4,114,319)	(3,727,685)
Total liabilities and stockholders' deficiency	$4,404	$5,315

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	355,208	384,329	162,858	176,161
Stock based compensation - general and administrative	—	30,824	—	—

Total operating expenses	355,208	415,153	162,858	176,161

Loss from operations	(355,208)	(415,153)	(162,858)	(176,161)

Other income (expenses)
Interest expense (related party of $21,075, $0, $21,075 and $0)	(29,851)	(9,179)	(25,440)	(4,315)
Change in unrealized loss on securities	(1,575)	(1,325)	(350)	2,125

Total other income (expenses)	(31,426)	(10,504)	(25,790)	(2,190)

Net loss	(386,634)	(425,657)	(188,648)	(178,351)

Preferred stock dividends	(35,496)	(35,303)	(17,651)	(17,458)

Net loss attributable to common stockholders	$(422,130)	$(460,960)	$(206,299)	$(195,809)

Loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	153,483,050	153,483,050	153,483,050	153,483,050
Diluted	153,483,050	153,483,050	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock (1)	Total
Balances at October 1, 2018	885,000	$885	157,911,410	$157,914	$10,177,515	$(13,332,889)	$950	$(4,428)	$(3,000,053)

Adoption of ASU 2016-01						950	(950)		—

Stock based compensation					30,824				30,824

Net loss						(247,306)			(247,306)

Balances at December 31, 2018	885,000	885	157,911,410	157,914	10,208,339	(13,579,245)	—	(4,428)	(3,216,535)

Net loss						(178,351)			(178,351)

Balances at March 31, 2019	885,000	$885	157,911,410	$157,914	$10,208,339	$(13,757,596)	$—	$(4,428)	$(3,394,886)

Balances at October 1, 2019	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,090,395)		$(4,428)	$(3,727,685)

Net loss						(197,986)			(197,986)

Balances at December 31, 2019	885,000	885	157,911,410	157,914	10,208,339	(14,288,381)	—	(4,428)	(3,925,671)

Net loss						(188,648)			(188,648)

Balances at March 31, 2020	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,477,029)	$—	$(4,428)	$(4,114,319)

(1) The number of shares in treasury stock for all periods presented was 4,428,360.

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2020	2019
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(386,634)	$(425,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	1,575	1,325
Stock based compensation - general and administrative	—	30,824
Changes in operating assets and liabilities
Prepaid expenses and other current assets	—	23,625
Accounts payable	(32,180)	45
Accrued expenses - other	29,853	(23,740)
Accrued salaries - officers	290,500	290,500
Net cash used in operating activities	(96,886)	(103,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable - insurance financing	—	(7,371)
Proceeds of loans from officers	97,550	118,075
Repayment of loans from officers	—	(8,729)
Net cash provided by financing activities	97,550	101,975

NET INCREASE (DECREASE) IN CASH	664	(1,103)
CASH - BEGINNING OF PERIOD	815	2,702
CASH - END OF PERIOD	$1,479	$1,599

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$453
Cash paid for taxes	$—	$—
Non-cash activities:
Issuance of convertible promissory note in exchange for loan payable - officer	$335,683	$—

See Notes to Consolidated Financial Statements.

REGENICIN

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2019, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 2019 contained herein has been derived from the audited consolidated financial statements as of September 30, 2019 but does not include all disclosures required by U.S. GAAP.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of March 31, 2020, has an accumulated deficit of approximately $14.5 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at March 31, 2020 is $2,925. The change in unrealized gain (loss) for the six and three months ended March 31, 2020 and 2019 was ($1,575), ($350), ($1,325) and $2,125 net of income taxes, respectively, and was reported as other income (expense).

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

For the six and three months ended March 31, 2020 and 2019, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of March 31, 2020 and 2019, shares issuable which could potentially dilute future earnings were as follows:

	2020	2019
Options	11,771,344	5,456,765
Convertible Preferred Stock	8,850,000	8,850,000
Convertible Promissory Note	19,180,538	—
Shares excluded from the calculation of diluted loss per share	39,801,882	14,306,765

NOTE 4 – LOANS PAYABLE

Convertible Promissory Note – Officer:

Through September 30, 2019, John Weber, the Company’s Chief Financial Officer, has advanced the Company a total of $238,133. From October 2019 through March 31, 2020 he advanced an additional $97,550 for a total of $335,683. On March 31, 2020, these advances were converted into a convertible promissory note. Interest on the note is computed at 5% per annum and accrues from the time of the advances until the maturity date. The maturity date is June 29, 2020 at which time all the accrued interest and principal becomes due. For the six and three months ended March 31, 2020 interest totaling $21,075 was accrued. The note is convertible at the option of the holder into shares of the Company’s common stock at the prevailing market rate on the date of conversion.

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both March 31, 2020 and September 30, 2019, the loan payable totaled $10,000.

Loans Payable - Officer:

Through September 30, 2019, J. Roy Nelson, the Company’s Chief Science Officer, made net advances to the Company totaling $26,935. The loans do not bear interest and are due on demand.

In September 2018, Randall McCoy, the Company’s Chief Executive Officer, advanced to the Company $4,500. The loan does not bear interest and is due on demand.

NOTE 5 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both March 31, 2020 and September 30, 2019, the note balance was $175,000. Interest expense was $8,776 and $8,726 for the six months ended March 31, 2020 and 2019, respectively. Interest expense was $4,365 and $4,315 for the three months ended March 31, 2020 and 2019, respectively. Accrued interest on the note was $136,164 and $127,388 as of March 31, 2020 and September 30, 2019, respectively, and is included in Accrued expenses - other in the accompanying consolidated balance sheets.

NOTE 6 - INCOME TAXES

The Company recorded no income tax expense for the six or three months ended March 31, 2020 and 2019 because the estimated annual effective tax rate was zero. As of March 31, 2020, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 7 – STOCKHOLDERS' DEFICIENCY

Preferred Stock:

Series A

At both March 31, 2020 and September 30, 2019, 885,000 shares of Series A Preferred Stock (“Series A Preferred”) were outstanding.

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of March 31, 2020 and September 30, 2019 plus dividends in arrears as per below). Each share of Series A Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of March 31, 2020, and September 30, 2019, dividends in arrears were $640,932 ($.72 per share) and $605,436 ($.68 per share), respectively.

Series B

Four million shares of Series B Convertible Preferred Stock (“Series B Preferred”) have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Preferred have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Preferred, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At March 31, 2020, no shares of Series B Preferred are outstanding.

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

The Company is currently evaluating the impact of the COVID-19 virus on the Company’s industry. While it is reasonably possible that the virus could have a negative effect on the Company’s financial condition and results of the operations, the specific impact is not readily determinable as of the date of these financial statements.

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

Overview

As reported, in our previous filings in 2019, the risk of introducing pathogens when using materials from animals to produce drugs, devices, and biologics has increased awareness of the safety issues. Covid 19 has now clearly demonstrated the dire consequences when pathogens from animals are introduced into humans. The pandemic has also exposed the weaknesses in our healthcare system and its dependence on foreign supply chain. NovaDerm® and future Regenicin products will be the first and only products that use domestic closed herd animal sourced materials like collagen to produce the life-saving products. We have been working with our collagen supplier and the FDA to ensure we are meeting the expectations for traceability and purity of the FDA for NovaDerm® production.

Covid 19 has also had a devastating economic impact and caused our potential investor, particularly, the U.S. Government to reassess and prioritize their current financial requirements.

Our major objective for 2020 remains to secure funding to finalize some additional requirements of the IND application and begin the clinical trials. It is estimated that the direct costs to finalize the IND will be approximately $1.9 million, and the cost to complete Phase 1/2 of the clinical trial will be approximately $5.0 million. As previously reported, our goal in obtaining this funding has been to minimize shareholders' dilution as much as possible. Consequently, we are continuing to primarily pursuing financing through the issuance of a debt instrument, international licensing agreements and government grants.

We will continue to work with potential investors in order to pursue the necessary funding based on our stated objectives. It has taken longer to raise the funds than originally estimated; however, despite the concerns of the virus, we remain confident that our goal is achievable. In the interim, the officers and related parties intend to continue to fund our essential operating costs as they have in the past.

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

Results of Operations for the Six and Three Months Ended March 31, 2020 and 2019

We generated no revenues from September 6, 2007 (date of inception) to March 31, 2020. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

Operating expenses, consisting solely of general and administrative expenses, amount to $335,208 and $162,858 for the six and three months ended March 31, 2020, compared with $415,153 and $176,161 for the six and three months ended March 31, 2019. The decrease was the result of a decrease in insurance expense and stock-based compensation.

Other income (expenses) totaled $31,426 and $25,790 for the six and three months ended March 31, 2020 as compared to $10,504 and $2,190 for the six and three months ended March 31, 2019. Other income (expenses) consisted primarily of interest expense. The increase in interest expense related primarily to interest charged on a convertible note issued to John Weber, the Company’s chief financial officer, on March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2020, we had cash of $1,479. At September 30, 2019, we had cash of $815.

Operating activities used $96,886 in cash for the six months ended March 31, 2020. The decrease in cash was primarily attributable to funding the loss for the period.

There were no investing activities during the reported period.

Cash flows from financing activities for the six months ended March 31, 2020 represent proceeds from loans from an officer of $97,550.

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

Off Balance Sheet Arrangements

As of March 31, 2020, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	May 20, 2020

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ John J. Weber
John J. Weber
Title:	Chief Financial Officer and Director (Principal Financial Officer)

