Form 10-Q
period 2020-06-30
Regenicin, Inc.
filed 2020-08-19
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-146834

Regenicin, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3083341
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

OTCBB Principal US Market	RGIN Symbol	COMMON Class of Trading Security

10 High Court, Little Falls, NJ Address of principal executive offices)	(973) 557-8914 (Registrant’s telephone number)
____________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050  as of August 13, 2020.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2020 (unaudited) and September 30, 2019;
F-2	Consolidated Statements of Operations for the three and nine months ended June 30, 2020 and 2019 (unaudited);
F-3	Consolidated Statements of Stockholders’ Deficiency for the nine months ended June 30, 2020 and 2019 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended June 30, 2020 and 2019 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	September 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,404	$815
Common stock of Amarantus	1,700	4,500
Total current and total assets	$3,104	$5,315

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$122,847	$138,298
Accrued expenses - other (related party of $25,271 and $0)	309,545	271,133
Accrued salaries - officers	3,304,751	2,869,001
Promissory note payable	175,000	175,000
Convertible promissory note - Officer	335,683	—
Loan payable	10,000	10,000
Loans payable - officer	31,435	269,568
Total current and total liabilities	4,289,261	3,733,000

STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,208,339
Accumulated deficit	(14,648,867)	(14,090,395)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(4,286,157)	(3,727,685)
Total liabilities and stockholders' deficiency	$3,104	$5,315

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	517,262	560,563	162,054	176,234
Stock based compensation - general and administrative	—	30,824	—	—
Total operating expenses	517,262	591,387	162,054	176,234

Loss from operations	(517,262)	(591,387)	(162,054)	(176,234)

Other income (expenses)
Interest expense (related party of $25,271, $0, $4,196 and $0)	(38,410)	(13,541)	(8,559)	(4,362)
Change in unrealized loss on securities	(2,800)	(3,600)	(1,225)	(2,275)
Total other income (expenses)	(41,210)	(17,141)	(9,784)	(6,637)

Net loss	(558,472)	(608,528)	(171,838)	(182,871)

Preferred stock dividends	(53,147)	(52,954)	(17,651)	(17,651)

Net loss attributable to common stockholders	$(611,619)	$(661,482)	$(189,489)	$(200,522)

Loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding
Basic and diluted	153,483,050	153,483,050	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock (1)	Total

Balances at October 1, 2018	885,000	$885	157,911,410	$157,914	$10,177,515	$(13,332,889)	$950	$(4,428)	$(3,000,053)

Adoption of ASU 2016-01	—	—	—	—	—	950	(950)	—	—

Stock based compensation	—	—	—	—	30,824	—	—	—	30,824

Net loss	—	—	—	—	—	(247,306)	—	—	(247,306)

Balances at December 31, 2018	885,000	885	157,911,410	157,914	10,208,339	(13,579,245)	—	(4,428)	(3,216,535)

Net loss	—	—	—	—	—	(178,351)	—	—	(178,351)

Balances at March 31, 2019	885,000	885	157,911,410	157,914	10,208,339	(13,757,596)	—	(4,428)	(3,394,886)

Net loss	—	—	—	—	—	(182,871)	—	—	(182,871)

Balances at June 30, 2019	885,000	$885	157,911,410	$157,914	$10,208,339	$(13,940,467)	$—	$(4,428)	$(3,577,757)

Balances at October 1, 2019	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,090,395)	$—	$(4,428)	$(3,727,685)

Net loss	—	—	—	—	—	(197,986)	—	—	(197,986)

Balances at December 31, 2019	885,000	885	157,911,410	157,914	10,208,339	(14,288,381)	—	(4,428)	(3,925,671)

Net loss	—	—	—	—	—	(188,648)	—	—	(188,648)

Balances at March 31, 2020	885,000	885	157,911,410	157,914	10,208,339	(14,477,029)	—	(4,428)	(4,114,319)

Net loss	—	—	—	—	—	(171,838)	—	—	(171,838)

Balances at June 30, 2020	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,648,867)	$—	$(4,428)	$(4,286,157)

(1) The number of shares in treasury stock for all periods presented was 4,428,360.

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(558,472)	$(608,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	2,800	3,600
Stock based compensation - general and administrative	—	30,824
Changes in operating assets and liabilities
Prepaid expenses and other current assets	—	35,437
Accounts payable	(15,451)	60,157
Accrued expenses - other	38,412	(74,210)
Accrued salaries - officers	435,750	435,750
Net cash used in operating activities	(96,961)	(116,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from officers	97,550	132,075
Repayments of notes payable - insurance financing	—	(7,371)
Repayment of loans from officers	—	(8,729)
Net cash provided by financing activities	97,550	115,975

NET INCREASE (DECREASE) IN CASH	589	(995)

CASH - BEGINNING OF PERIOD	815	2,702

CASH - END OF PERIOD	$1,404	$1,707

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$453
Cash paid for taxes	$—	$—
Non-cash activities:
Issuance of convertible promissory note in exchange for loan payable - officer	$335,683	$—

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - THE COMPANY

Regenicin, Inc. ("Regenicin"), formerly known as Windstar, Inc., was incorporated in the state of Nevada on September 6, 2007. On July 19, 2010, the Company amended its Articles of Incorporation to change the name of the Company to Regenicin, Inc. In September 2013, Regenicin formed a new wholly-owned subsidiary for the sole purpose of conducting research in the State of Georgia (together, the "Company"). The subsidiary has no activity since its formation due to the lack of funding. The Company's business plan is to develop and commercialize a potentially lifesaving technology by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for use in the treatment of burns, chronic wounds and a variety of plastic surgery procedures.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2019, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 2019 contained herein has been derived from the audited consolidated financial statements as of September 30, 2019 but does not include all disclosures required by U.S. GAAP.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of June 30, 2020, has an accumulated deficit of approximately $14.6 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Financial Instruments and Fair Value Measurement:

As of October 1, 2018, the Company adopted ASU No. 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There no longer is an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. As a result of the adoption, the Company recorded a cumulative effect adjustment of a $950 decrease to accumulated other comprehensive income, and a corresponding decrease to accumulated deficit, as of October 1, 2018.

Common stock of Amarantus BioScience Holdings, Inc. ("Amarantus") is carried at fair value in the accompanying consolidated balance sheets. Fair value is determined under the guidelines of GAAP which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Realized gains and losses, determined using the first-in, first-out (FIFO) method, and unrealized gains and losses are included in other income (expense) on the statement of operations.

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at June 30, 2020 is $1,700. The change in unrealized loss for the nine and three months ended June 30, 2020 and 2019 was $2,800, $1,225, $3,600 and $2,275 net of income taxes, respectively, and was reported as other income (expense).

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

For the nine and three months ended June 30, 2020 and 2019, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of June 30, 2020 and 2019, shares issuable which could potentially dilute future earnings were as follows:

	2020	2019
Options	11,771,344	1,711,014
Convertible Preferred Stock	8,850,000	8,850,000
Convertible Promissory Note	30,079,500	—
Shares excluded from the calculation of diluted loss per share	50,700,844	10,561,014

NOTE 4 - LOANS PAYABLE

Convertible Promissory Note - Officer:

Through September 30, 2019, John Weber, the Company's Chief Financial Officer, advanced the Company a total of $238,133. From October 2019 through March 31, 2020, he advanced an additional $97,550 for a total of $335,683. On March 31, 2020, these advances were converted into a convertible promissory note. Interest on the note is computed at 5% per annum and accrues from the time of the advances until the maturity date. The maturity date is September 30, 2020, at which time all the accrued interest and principal becomes due. For the nine and three months ended June 30, 2020, interest totaling $25,271 and $4,196, respectively, was incurred and accrued. The note is convertible at the option of Mr. Weber into shares of the Company's common stock at the prevailing market rate on the date of conversion.

 Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both June 30, 2020 and September 30, 2019, the loan payable totaled $10,000.

Loans Payable - Officer:

Through September 30, 2019, J. Roy Nelson, the Company's Chief Science Officer, made net advances to the Company totaling $26,935. The loans do not bear interest and are due on demand.

In September 2018, Randall McCoy, the Company's Chief Executive Officer, advanced to the Company $4,500. The loan does not bear interest and is due on demand.

NOTE 5 – PROMISSORY NOTE PAYABLE

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both June 30, 2020 and September 30, 2019, the note balance was $175,000. Interest expense was $13,139 and $13,089 for the nine months ended June 30, 2020 and 2019, respectively. Interest expense was $4,363 for both the three months ended June 30, 2020 and 2019. Accrued interest on the note was $140,527 and $127,388 as of June 30, 2020 and September 30, 2019, respectively, and is included in Accrued expenses - other in the accompanying consolidated balance sheets.

NOTE 6 - INCOME TAXES

The Company recorded no income tax expense for the nine or three months ended June 30, 2020 and 2019 because the estimated annual effective tax rate was zero. As of June 30, 2020, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 7 - STOCKHOLDERS' DEFICIENCY

Preferred Stock:

Series A

At both June 30, 2020 and September 30, 2019, 885,000 shares of Series A Preferred Stock ("Series A Preferred") were outstanding.

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of June 30, 2020 and September 30, 2019 plus dividends in arrears as per below). Each share of Series A Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company's common stock at the rate of 10 for 1.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of June 30, 2020, and September 30, 2019, dividends in arrears were $658,584 ($.74 per share) and $605,436 ($.68 per share), respectively.

Series B

Four million shares of Series B Convertible Preferred Stock ("Series B Preferred") have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Preferred have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Preferred, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At June 30, 2020, no shares of Series B Preferred are outstanding.

NOTE 8 - STOCK-BASED COMPENSATION

Effective October 1, 2019, the Company adopted ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The adoption of ASU 2018-07 did not have a significant impact on the Company’s consolidated financial statements.

On January 6, 2011, the Company approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price of $0.035, as amended, per share that were to expire, as extended, on December 31, 2018. Effective as of the expiration date, the Company extended the term of those options for two of the directors to December 31, 2023. All other contractual terms of the options remained the same. The option exercise price was compared to the fair market value of the Company's shares on the date when the extension was authorized by the Company, resulting in the immediate recognition of $1,316 in compensation expense. There is no deferred compensation expense associated with this transaction, since all extended options had previously been fully vested. The extended options were valued utilizing the Black-Scholes option pricing model with the following assumptions: Exercise price of $0.035, expected volatility of 25.54%, risk free rate of 2.51% and expected term of 5 years.

On January 15, 2015, the Company approved the issuance of 10,000,000 options to one of its Officers at an exercise price of $0.02 per share that were set to expire on January 15, 2019. Effective December 31, 2018, the Company extended the term of those options to December 31, 2023. All other contractual terms of the options remained the same. The option exercise price was compared to the fair market value of the Company's shares on the date when the extension was authorized by the Company, resulting in the immediate recognition of $29,508 in compensation expense. There is no deferred compensation expense associated with this transaction, since all extended options had previously been fully vested. The extended options were valued utilizing the Black-Scholes option pricing model with the following assumptions: Exercise price of $0.02, expected volatility of 25.54%, risk free rate of 2.51% and expected term of 5 years.

Stock-based compensation is included as a separate line item in operating expenses in the accompanying consolidated statements of operations.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company's principal executive offices are located in Little Falls, New Jersey. The headquarters is located in the offices of McCoy Enterprises LLC, an entity controlled by Mr. McCoy. The office is attached to his residence but has its own entrances, restroom and kitchen facilities.

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

The Company's main objective is to raise adequate funding to initiate the NovaDerm clinical trials. The COVID 19 virus has not had a direct impact on our operations. However, it has negatively affected the company's ability to raise the necessary funding, as both governmental agencies and private investors are currently focused on investments related to COVID 19 therapeutics and vaccines.

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

Overview

The company’s major objective for 2020 remains to secure the required funding to finalize some additional requirements of the IND application and begin the clinical trials. It is estimated that the cost to finalize the IND will be approximately 1.5 million dollars, and the cost to complete Phase 1 of the clinical trial will be approximately 2 million dollars. As previously reported, our goal in obtaining this funding has been to minimize shareholders' dilution as much as possible. Consequently, we are continuing to pursue financing through the issuance of a debt instrument and international licensing agreements.

We have worked with a number of potential investors and continue to pursue the necessary funding based on our stated objectives. It has taken longer to raise the funds than originally estimated; however, we remain confident that our goal is achievable. In the interim, the officers and related parties intend to continue to fund the Company’s essential operating costs.

We are currently assembling application(s) for grants from different federal agencies

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

We have access to a clean room facility for growing NovaDerm here in New Jersey. The New Jersey manufacturing facility will also provide initial launch material once NovaDerm is approved by the FDA for commercial sale.

Results of Operations for the Three and Nine Months Ended June 30, 2020 and 2019

We generated no revenues from September 6, 2007 (date of inception) to June 30, 2020. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $162,054 and $517,262 for the three and nine months ended June 30, 2020, compared with operating expenses of $176,234 and $591,387 for the three and nine months ended June 30, 2019. The decrease was the result of a decrease in insurance expense and stock-based compensation.

Other expenses was $9,784 and $41,210 for the three and nine months ended June 30, 2020, as compared to other expenses of $6,637 and $17,141 for the three and nine months ended June 30, 2019. Other income (expenses) consisted of interest expense and an unrealized loss on securities. The increase in interest expense related primarily to interest charged on a convertible note issued to John Weber, the Company’s chief financial officer, on March 31, 2020.

Liquidity and Capital Resources

As of June 30, 2020, we had cash of $1,404. At September 30, 2019, we had cash of $815.

Operating activities used $96,961 in cash for the nine months ended June 30, 2020. The decrease in cash was primarily attributable to funding the loss for the period.

There were no investing activities provided during the reported period.

Cash flows from financing activities for the nine months ended June 30, 2020 represents proceeds from loans from officers of $97,550.

We have issued various promissory notes to meet our short term demands, the terms of which are provided in the notes to the consolidated financial statements accompanying this report. While this source of financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan. Our long term financial needs are estimated at about $8-10 million.

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

Off Balance Sheet Arrangements

As of June 30, 2020, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered  Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	August 19, 2020

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ John J. Weber
John J. Weber
Title:	Chief Financial Officer and Director
(Principal Financial Officer)

