Form 10-K
period 2020-09-30
Regenicin, Inc.
filed 2021-01-13
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: Approximately $1,841,966 as of September 30, 2020

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 153,483,050 shares as of December 31, 2020.

NOTICE: THIS 10K FILING DOES NOT CONTAIN FINANCIAL OR OTHER INFORMATION WHICH HAS BEEN AUDITED BY OUR INDEPENDENT PUBLIC ACCOUNTING FIRM FOR REASONS SPECIFIED HEREIN. WE INTEND TO SUPPLEMENT THIS FILING, AT A CURRENTLY UNKNOWN LATER DATE, WITH SUCH AUDITED FINANCIAL INFORMATION, IF AND WHEN SUCH AN AUDIT CAN BE OBTAINED.

PART I

Item 1. Business

Overview of key events  of the year ended September 30, 2020

During 2019-20, the Company continued to position its product, NovaDerm®, to enter clinical trials to gain FDA product approval. Having secured Orphan Drug Designation as a biologic for NovaDerm®, we complied with the FDA annual reporting requirements.

During 2020, the awareness of the risk of introducing pathogens when using materials from animals to produce drugs, devices, and biologics has increased. NovaDerm® and future Regenicin products use animal sourced materials like collagen. We have worked with our collagen supplier and the FDA to ensure we are meeting the expectations for traceability and purity of the FDA for NovaDerm® production.

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

Importantly, we are filing this annual report without our auditors review or audit of our financial information or this report. Our reason for doing this is simply that we cannot afford at this time to pay our auditor for past due services on prior filings or to pay the costs necessary for this current filing. Instead, we have provided herein information as typically presented in our 10K annual report, including financial information, which has not been reviewed or audited by any independent outside source.

We intend, if and when able, to file an amendment to this 10K filing with such audited information. We are unaware at this time when, if ever, we will obtain the necessary funding for this amended filing, but we will continue to provide such information to investors as and when we are able through either this SEC EDGAR filing process and/or through postings on our website as things change.

Our Business Moving Forward In 2021

Our major objective for 2021 remains to secure the required funding to finalize some additional requirements of the IND application and begin our clinical trials. It is estimated that the cost to finalize the IND will be approximately 1.9 million dollars, and the cost to complete Phase 1/2 of the clinical trial will be approximately 5.0 million dollars. As previously reported, our goal in obtaining this funding has been to minimize shareholders' dilution as much as possible. Consequently, we are primarily pursuing financing through the issuance of a debt instrument, international licensing agreements and government grants, which have been greatly restricted to Covid-19 related grants.

We will continue to work with potential investors in order to pursue the necessary funding based on our stated objectives. It has taken longer to raise the funds than originally estimated; however, we remain hopeful that our goal is achievable. In the interim, the officers and related parties intend to continue to fund our essential operating costs as they have in the past; however, it should be noted that we are currently unable to fund the cost of our current year’s audit and remain behind on our obligation to pay our auditors and legal counsel for past work performed in the preparation of our securities filings.

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

Employees

As of September 30, 2020, we had 3 employees.

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

Fiscal Year Ending September 30, 2020
Quarter Ended	High $	Low $
September 30, 2020	0.012	0.012
June 30, 2020	0.013	0.012
March 31, 2020	0.019	0.017
December 31, 2019	0.018	0.018
Fiscal Year Ending September 30, 2019
Quarter Ended	High $	Low $
September 30, 2019	0.04	0.01
June 30, 2019	0.03	0.01
March 31, 2019	0.05	0.01
December 31, 2018	0.04	0.01

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

Holders of Our Common Stock

As of December 31, 2020, we had 153,483,050 shares of our common stock issued and outstanding, held by 112 shareholders of record, with others holding shares in street name.

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

Recent Sales of Unregistered Securities

For the years ended September 30, 2020 and September 30, 2019, we did not issue common stock.

Shares and Warrants to be issued:

No warrants were issued in 2019-2020.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of September 30, 2020.

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

Warrants Issued and Outstanding

No warrants were outstanding at September 30, 2020

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

See discussion in section marked: ‘Our Business Moving Forward In 2021’

Results of Operations for the Years Ended September 30, 2020 and 2019

We generated no revenues from September 6, 2007 (date of inception) to September 30, 2020. We do not expect to generate revenues until we are able to obtain FDA approval of cell therapy and biotechnology products and thereafter successfully market and sell those products.

We incurred operating expenses of $663,749 for the year ended September 30, 2020, compared with operating expenses of $ 736,553 for the year ended September 30, 2019. Our operating expenses decreased in 2020 from 2019, and are compared as follows:

Operating Expenses	September 30, 2020	September 30, 2019
General and Administrative	$663,749	$705,729
Stock Based Compensation	—	$30,824

We incurred net other expense of $48,775 for the year ended September 30, 2020, as compared to net other expense of $21,903 for the year ended September 30, 2019. Our other income and expenses for 2020 consisted of interest expenses of $47,050 and a loss on other than temporary decline in the fair value of Amarantus stock of $1,725. Our other income and expenses for 2019 consisted of only interest expenses of $17,953 and a loss on other than temporary decline in the fair value of Amarantus stock of $3,950

We had a net loss of $559,591 for the year ended September 30, 2020, as compared with a loss of $758,456 for the prior year. The decrease in loss of $198,865 was due to the reversal of accounts payable in the year ended September 30, 2020 of $ $152,933 , a decrease in G&A expense of $41,980 , a decrease of $30,824 in stock based compensation , a decrease of $2,225 the unrealized loss on securities,offset by an increase in interest expense of $29,097

Our net loss attributable to common stockholders for the year ended September 30, 2020 was $630,583 compared to a net loss of $829,256 for the year ended September 30, 2019. The decrease in loss was $198,673 due to the $198,865 decrease in the loss explained above offset by an increase in the stock dividend of $192.

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $1,366 and investments of $2,775, for total current assets of $4,141. Our total current liabilities as of September 30, 2019 were $4,291,417. We had a working capital deficit of $4,287,276 as of September 30, 2020.

Operating activities used a net $123,199 in cash for the year ended September 30, 2020. Financing activities provided $123,750 for the year ended September 30, 2020 and consisted entirely of proceeds from loans from officers.

We have issued various promissory notes over the course of the last several fiscal years in order to continue funding our operations. The terms of these promissory notes are detailed in Note G to the financial statements accompanying this Annual Report. While this financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan over the long term. We will thus once again be seeking additional financing during the fiscal year end September 30, 2021.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

The consolidated financial statements as of and for the year ended September 30, 2020 have not been audited by our independent registered public accounting firm. See Item 14 more additional information.

Financial Statements:
F-1	Consolidated Balance Sheets as of September 30, 2020 and 2019
F-2	Consolidated Statements of Operations for the years ended September 30, 2020 and September 30, 2019
F-3	Consolidated Statement of Stockholders’ Deficiency for the years ended September 30, 2019 and September 30, 2020
F-4	Consolidated Statements of Cash Flows for the years ended September 30, 2020 and September 30, 2019
F-5	Notes to Consolidated Financial Statements

 REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	September 30, 2019
ASSETS
CURRENT ASSETS
Cash	$1,366	$815
Common stock of Amarantus	2,775	4,500
Total current and total assets	$4,141	$5,315
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$88,659	$138,298
Accrued expenses - other (related party of $29,552 and $0)	174,438	271,133
Accrued salaries - officers	3,450,002	2,869,001
Promissory note payable	175,000	175,000
Convertible promissory note - officer	335,683	—
Loan payable	10,000	10,000
Loans payable - officer	57,635	269,568
Total current and total liabilities	4,291,417	3,733,000
STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value,
5,500,000 shares authorized;
885,000 issued and outstanding	885	885
Common stock, $0.001 par value;
200,000,000 shares authorized;
157,911,410 issued
and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,208,339
Accumulated deficit	(14,649,986)	(14,090,395)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(4,287,276)	(3,727,685)
Total liabilities and stockholders' deficiency	$4,141	$5,315

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATION
(UNAUDITED)

	Year Ended September 30, 2020	Year Ended September 30, 2019

Revenues	$—	$—

Operating expenses
General and administrative	663,749	705,729
Stock based compensation - general and administrative	—	30,824
Total operating expenses	663,749	736,553

Operating loss before other operating income	(663,749)	(736,553)
Other operating income - reversal of accounts payable	152,933
Loss from operations	(510,816)	(736,553)

Other expenses
Interest expense (related party of $25,271, $0, $4,196 and $0)	(47,050)	(17,953)
Change in unrealized loss on securities	(1,725)	(3,950)
Total other expenses	(48,775)	(21,903)
Net loss	(559,591)	(758,456)

Preferred stock dividends	(70,992)	(70,800)

Net loss attributable to common stockholders	$(630,583)	$(829,256)
Loss per share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)
Weighted average number of shares outstanding
Basic	153,483,050	153,483,050
Diluted	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

(UNAUDITED)

							Accumulated
					Additional		Other
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock (1)	Total

Balances at October 1, 2019	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,090,395)		$(4,428)	(3,727,685)
Net loss						(559,591)			(559,591)
Balances at September 30, 2020	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,649,986)	$—	$(4,428)	$(4,287,276)
Balances at October 1, 2018	885,000	$885	157,911,410	$157,914	$10,177,515	$(13,332,889)	$950	$(4,428)	(3,000,053)
Adoption of ASU 2016-01						950	(950)
Stock based compensation					30,824				30,824
Net loss						(758,456)			(758,456)
Balances at September 30, 2019	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,090,395)	$—	$(4,428)	$(3,727,685)

(1) The number of shares in treasury stock at October 1, 2019 and 2018, September 30, 2020 and 2019 was 4,428,360.

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Year Ended September 30, 2020	Year Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(559,591)	$(758,456)
Adjustments to reconcile net loss to net cash
used in operating activities:
Unrealized loss on investment	1,725	3,950
Accrued interest on loans and notes payable	47,050
Stock based compensation - general and administrative	—	30,824
Reversal of accounts payable	(152,933)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	35,437
Accounts payable	103,294	60,157
Accrued expenses - other	(143,745)	(74,210)
Accrued salaries - officers	581,001	435,750
Net cash used in operating activities	(123,199)	(266,548)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable - insurance financing	—	(7,371)
Proceeds of loans from officers	123,750	132,075
Repayment of loans from officers	—	(8,729)
Net cash provided by financing activities	123,750	115,975
NET DECREASE IN CASH	551	(150,573)
CASH - BEGINNING OF PERIOD	815	2,702
CASH - END OF PERIOD	$1,366	$(147,871)
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$453
Cash paid for taxes	$—	$—
Non-cash activities:
Issuance of convertible promissory note in exchange for loan payable - officer	$335,683	$—

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

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of September 30, 2020, has an accumulated deficit of approximately $14.6 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Income (loss) per share:

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive.

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	2020	2019
Options	—	1,568,022

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net losses incurred during 2020 and 2019:

	2020	2019
Options	11,771,344	—
Convertible Preferred Stock	8,850,000	8,850,000
Convertible Promissory Note	30,079,500	—
	50,700,844	8,850,000

REGENICIN, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at September 30, 2020 is $2,775. The change in unrealized loss for the year ended September 30, 2020 and 2019 was $1,725 and $3,950 net of income taxes, respectively, and was reported as other income (expense).

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of and September 30, 2020 and 2019 due to their short-term nature.

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

REGENICIN, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE C – LICENSE OF RIGHTS

On November 7, 2014, the Company entered into a Sale Agreement, as amended on January 30, 2015, with Amarantus BioScience Holdings, Inc. (“Amarantus”). Under the Sale Agreement, the Company granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by the Company. Amarantus could exercise this option at a cost of $10,000,000 plus a royalty of 5% on gross revenues in excess of $150 million. As of September 30, 2020, and through the issuance date of these financial statements, the option had not been exercised and had expired.

NOTE D – ACCOUNTS PAYABLE

In Fiscal 2020, management determined that certain accounts payables on the balance sheet for over six years totaling $152,933 were no longer due and payable. These amounts have been reversed and are included as a separate component of loss from operations.

NOTE E - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	2020	2019
Professional fees	$—	$143,745
Interest	174,438	127,388
	$174,438	$271,133

REGENICIN, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - LOANS PAYABLE

Convertible Promissory Note - Officer:

Through September 30, 2019, John Weber, the Company's Chief Financial Officer, advanced the Company a total of $238,133. From October 2019 through March 31, 2020, he advanced an additional $97,550 for a total of $335,683. On March 31, 2020, these advances were converted into a convertible promissory note. Interest on the note is computed at 5% per annum and accrues from the time of the advances until the maturity date. The maturity date was September 30, 2020, at which time all the accrued interest and principal became due. The note has been extended to March 31,2021. For the year ended September 30, 2020 interest totaled $29,552 was incurred and accrued. The note is convertible at the option of Mr. Weber into shares of the Company's common stock at the prevailing market rate on the date of conversion.

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both September 30, 2020 and 2019, the loan payable totaled $10,000.

Loans Payable - Officer:

Through September 30, 2019, J. Roy Nelson, the Company's Chief Science Officer, made net advances to the Company totaling $26,935. The loans do not bear interest and are due on demand.

In September 2018, Randall McCoy, the Company's Chief Executive Officer, advanced to the Company $4,500. In July 2020, Randall McCoy advanced to the Company an additional $12,500. The loan does not bear interest and is due on demand.

In July 2020, John Weber, the Company’s Chief Financial Officer, advanced to the Company $13,700. The loan does not bear interest and is due on demand.

NOTE G – PROMISSORY NOTES PAYABLE

Bridge Financing:

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At September 30, 2020 and 2019, the note balance was $175,000. Interest expense was $17,548 and $17,500 for the year ended September 30, 2020 and 2019, respectively. Accrued interest on the note was $144,938 and 127,930 at September 30, 2020 and 2019, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets.

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

REGENICIN, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - INCOME TAXES

The Company did not incur current income tax expense for either of the years ended September 30, 2020 or 2019.

At September 30, 2020, the Company had available approximately $4.5 million of net operating loss (“NOL”) carry forwards which expire in the years 2029 through 2037. However, the use of the net operating loss carryforwards generated prior to September 30, 2011 totaling $0.7 million is limited under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code.

Significant components of the Company’s deferred tax assets at September 30, 2020 and 2019 are as follows:

	2020	2019
Net operating loss carry forwards	$1,214,757	$1,224,993
Unrealized loss	807,975	807,975
Stock based compensation	17,061	8,322
Accrued expenses	934,200	777,330
Total deferred tax assets	2,973,993	2,818,620
Valuation allowance	(2,973,993)	(2,818,620)
Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, a valuation allowance has been established for all of the income tax benefit for these deferred tax assets.

The following is a reconciliation of the Company’s income tax rate using the federal statutory rate to the actual income tax rate as of September 30, 2020 and 2019:

	2020	2019
Federal tax rate	(21)%	(21)%
Effect of state taxes	(6)%	(6)%
Effect of NOL	(2)%	0%
Change in valuation allowance	25%	27%
Total	0%	0%

At September 30, 2020 and 2019, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2020, and 2019 the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal and state income tax returns under a statute of limitations. The tax years ended September 30, 2017 through September 30, 2020 generally remain subject to examination by federal tax authorities.

NOTE J - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

Series A Preferred earns a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of September 30, 2020 and 2019 plus dividends in arrears as per below). Each share of Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of September 30, 2020, and 2019, dividends in arrears were $676,430($.76 per share) and 605,436 ($.68 per share), respectively.

At both September 30, 2020 and 2019, 885,000 shares of Series A Preferred were outstanding.

REGENICIN, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). Four million shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Preferred have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At September 30, 2020, and 2019 no shares of Series B Preferred are outstanding.

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

On January 15, 2015, the Company approved the issuance of 10,000,000 options to one of its Officers at an exercise price of $0.02, per share that were set to expire on January 15, 2019. Effective December 31, 2019, the Company extended the term of those options to December 31, 2023. All other contractual terms of the options remained the same. The option exercise price was compared to the fair market value of the Company’s shares on the date when the extension was authorized by the Company, resulting in the immediate recognition of $29,508 in compensation expense, which is included in the results of operations for the year ended September 30, 2020. There is no deferred compensation expense associated with this transaction, since all extended options had previously been fully vested. The extended options were valued utilizing the Black-Scholes option pricing model with the following assumptions: Exercise price of $0.02, expected volatility of 25.54%, risk free rate of 2.51% and expected term of 5 years

Expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin No. 107. The stock volatility factor is based on the Nasdaq Biotechnology Index. The Company did not use the volatility rate for Company’s common stock as the Company’s common stock had not been trading for the sufficient length of time to accurately compute its volatility when these options were issued.

Stock based compensation amounted to $-0- and $30,824 for the years ended September 30, 2020 and 2019, respectively.

REGENICIN, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Option activity for 2020 and 2019 is summarized as follows:

	Options	Weighted Average Exercise Price
Options outstanding, October 1, 2019	13,542,688	$0.02
Granted	—	—
Forfeited	1,771,344	.035
Options outstanding, September 30, 2019	13,542,688	$0.019
Granted	—	—
Forfeited	—	—
Options outstanding, September 30, 2020	11,771,344	$0.019
Aggregate intrinsic value	$-0-

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

The following table summarizes information regarding stock options outstanding at September 30, 2020:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$0.020	10,000,000	3.25	$0.020	10,000,000	$0.020
$0.035	1,771,344	3.25	$0.035	1,771,344	$0.035
$0.020-$0.035	11,771,34	3.25	$0.019	11,771,344	$0.022

As of September 30, 2020, there was no unrecognized compensation cost related to non-vested options granted.

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

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2021, depending on available funds: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Randall McCoy	71	Chief Executive Officer and Director
John J. Weber	71	Chief Financial Officer and Director
Dr. J. Roy Nelson	72	Chief Science Officer

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

In the event of the termination of Mr. McCoy’s employment due to disability, the salary payable there under (inclusive of paid medical plan then in effect and available, if any) shall continue to be paid at the then current rate for three (3) months after the termination of employment in accordance with normal Company payroll practices; provided, however, that the Company may deduct from such payments the amount of any and all disability insurance benefits paid during such three-month period with respect to Mr. McCoy that were paid for by the Company during any period for which payment was made by the Company during the term of the and prior to the termination. In addition, any bonuses actually earned prior to the termination (including, as reasonably determined by the Board of Directors or its Compensation Committee, a pro-rated amount of any annual bonus for the portion of the fiscal year during which termination takes place) which shall be paid to Mr. McCoy.

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended September 30, 2020 and 2019.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randall McCoy Chief Executive Officer, Principal Executive Officer and Director	2020 2019	$250,0001) $250,000(2)		0 0	0 0	0 0	0 0	0 0	0 0	$250,000 $250,000
John J. Weber Chief Financial Officer and Director	2020 2019	$125,000(5) $125,000(6)	0 0	0 0	0 0	0 0	0 0	0 0	$125,000 $125,000
Dr. J. Roy Nelson Chief Science Officer	2020 2019	$150,000(3) $150,000(4)		0 0	0 0	0 0	0 0	0 0	0 0	$ 150,000 $150,000

(1)	Of the $250,000 in salary to Mr. McCoy, $250,000 remains unpaid as accrued compensation.
(2)	Of the $250,000 in salary to Mr. McCoy, $250,000 remains unpaid as accrued compensation.
(3)	Of the $150,000 in salary to Mr. Nelson, $150,000 remains unpaid as accrued compensation.
(4)	Of the $150,000 in salary to Mr. Nelson, $150,000 remains unpaid as accrued compensation.
(5)	Of the $125,000 in salary to Mr. Weber, $125,000 remains unpaid as accrued compensation.
(6)	Of the $125,000 in salary to Mr. Weber, $125,000 remains unpaid as accrued compensation.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2020.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since October 1, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest:

1.	Our principal executive offices are located in Little Falls, New Jersey. The headquarters is located in the offices of McCoy Enterprises LLC, an entity controlled by Mr. McCoy. The office is attached to his residence but has its own entrances, restroom and kitchen facilities.

2.	We also maintain an office in Pennington, New Jersey, which is the materials and testing laboratory. This office is owned by Materials Testing Laboratory, and the principal is an employee. In 2016, we entered into a supply agreement to supply collagen scaffolds from a company owned by the same employee.

3.	We have an employment agreement with our CEO, Randall McCoy, as discussed above.

4.	Randall McCoy, our Chief Executive Officer, made advances to us. The loans to not bear interest and are due on demand. At September 30, 2020 and 2019, the loan balance was $4,500 and $4,500, respectively.

5.	Weber, our Chief Financial Officer, made advances to us . The loans do not bear interest and are due on demand. At September 30, 2020 and 2019, the loan balance was $335,683 and $ 238,133 respectively.

6.	Randall McCoy and John Weber were principals and partners in Pure Med Farma, a Limited Liability Company which we have engaged to provide our Closed Herd collagen, see discussion above.

7.	Roy Nelson, our Chief Science Officer, made advances to us. The loans do not bear interest and are due on demand. At September 30, 2020 and 2019, the loan balance was $ 26,935 and $26,935, respectively.

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

Aggregate fees for professional services rendered for the Company by Rotenberg Meril Solomon Bertiger & Guttilla, P.C., our independent registered public accounting firm, for the years ended September 30, 2019 and 2018 are set forth below:

Financial Statements for the Year Ended September 30,	Audit Fees	Audit Related Fees	Tax Fees	Other Fees
2019	$79,500	$0	$0	$0

Audit Fees were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year-end audit of the financial statements for the year ended September 30, 2019.

Audit-Related Fees were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees were for professional services related to tax compliance, tax authority audit support and tax planning.

All Other Fees include any other fees charged that are not otherwise specified.

Importantly, we are filing this annual report without our auditors’ audit opinion of our financial statements for the year ended September 30, 2020. Our reason for doing this is simply that we cannot afford at this time to pay our auditor for past due services on prior filings or to pay the costs necessary for this current filing. Instead, we have provided herein information as typically presented in our 10K annual report, including financial information, which has not been audited by any independent public accounting firm.

As a result, we have not included a schedule of audit fees related to fiscal year ended September 30, 2020.

We intend, if and when able, to file an amendment to this 10K filing with such audited information. We are unaware at this time when, if ever, we will obtain the necessary funding for this amended filing, but we will continue to provide such information to investors as and when we are able through either this SEC EDGAR filing process and/or through postings on our website as things change.

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
January 13, 2021

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 13, 2021

By:	/s/ John J. Weber
John J. Weber Interim Chief Financial Officer, Principal Financial and Accounting Officer, and Director
January 13, 2021

