Form 10-Q
period 2020-12-31
Regenicin, Inc.
filed 2021-02-22
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 of December 31, 2020.

NOTICE: THIS 10Q FILING DOES NOT CONTAIN FINANCIAL OR OTHER INFORMATION WHICH HAS BEEN AUDITED OR REVIEWED BY OUR INDEPENDENT PUBLIC ACCOUNTING FIRM FOR REASONS SPECIFIED HEREIN. WE INTEND TO SUPPLEMENT THIS FILING, AT A CURRENTLY UNKNOWN LATER DATE, WITH SUCH REVIEWED AND AUDITED FINANCIAL INFORMATION, IF AND WHEN SUCH REVIEW AND AUDIT CAN BE OBTAINED.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements as of and for the three months ended December 31, 2020 have not been reviewed by our independent registered public accounting firm. The consolidated balance sheet as of September 30, 2020 has not been audited by our independent registered public accounting firm.

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2020 and September 30, 2020;
F-2	Consolidated Statements of Operations for the three months ended December 31, 2020 and 2019;
F-3	Consolidated Statements of Stockholders’ Deficiency for the three months ended December 31, 2020 and 2019;
F-4	Consolidated Statements of Cash Flows for the three months ended December 31, 2020 and 2019; and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2020	2020
	nreviewed	Unaudited
ASSETS
CURRENT ASSETS
Cash	$1,373	$1,366
Common stock of Amarantus	2,000	2,775
Total current and total assets	$3,373	$4,141
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$83,034	$88,659
Accrued expenses - other (related party of $33,426 and $29,552)	182,723	174,438
Accrued salaries - officers	3,595,252	3,450,002
Promissory note payable	175,000	175,000
Convertible promissory note - officer	335,683	335,683
Loan payable	10,000	10,000
Loans payable - officer	68,835	57,635
Total current and total liabilities	4,450,527	4,291,417
STOCKHOLDERS' DEFICIENCY
Series A 10% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,208,339
Accumulated deficit	(14,809,864)	(14,649,986)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(4,447,154)	(4,287,276)
Total liabilities and stockholders' deficiency	$3,373	$4,141

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNREVIEWED)

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019

Revenues	$—	$—

Operating expenses
General and administrative	150,818	192,350
Total operating expenses	150,818	192,350
Operating loss before other operating income	(150,818)	(192,350)
Loss from operations	(150,818)	(192,350)
Other income (expenses)
Interest expense (related party of $3,874 and $0)	(8,285)	(4,411)
Change in unrealized loss on securities	(775)	(1,225)
Total other income (expenses)	(9,060)	(5,636)
Net loss	(159,878)	(197,986)
Preferred stock dividends	(17,845)	(17,845)
Net loss attributable to common stockholders	$(177,723)	$(215,831)
Loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding
Basic	153,483,050	153,483,050
Diluted	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

(UNREVIEWED)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock	Total

Balances at October 1, 2020	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,649,986)		$(4,428)	(4,287,276)
Net loss						(159,878)			(159,878)
Balances at December 31, 2020	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,809,864)	$—	$(4,428)	$(4,447,154)
Balances at October 1, 2019	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,090,395)	$950	$(4,428)	(3,726,735)
Net loss						(197,986)			(197,986)
Balances at December 31, 2019	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,288,381)	$950	$(4,428)	$(3,924,721)

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNREVIEWED)

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(159,878)	$(197,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	775	1,225
Accrued interest on loans and notes payable	8,285	—
Changes in operating assets and liabilities
Accounts payable	(5,625)	(73,641)
Accrued expenses - other	—	44,411
Accrued salaries - officers	145,250	145,250
Net cash used in operating activities	(11,193)	(80,741)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from officers	11,200	82,250
Net cash provided by financing activities	11,200	82,250
NET INCREASE IN CASH	7	1,509
CASH - BEGINNING OF PERIOD	1,366	815
CASH - END OF PERIOD	$1,373	$2,324
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNREVIEWED)

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. These unaudited consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 2020 contained herein has been derived from the unaudited consolidated financial statements as of September 30, 2020, but does not include all disclosures required by U.S. GAAP.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of December 31, 2020, has an accumulated deficit of approximately $14.8 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at December 31, 2020 is $2,000. The change in unrealized loss for the three months ended December 31, 2020 and 2019 was $775 and $1,225, net of income taxes, respectively, and was reported as other income (expense).

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

The following weighted average securities have been excluded from the calculation of net loss per share for the three months ended December 31, 2020 and 2019 as the exercise price was greater than the average market price of the common shares:

	2020	2019
Options	—	1,568,022

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net losses incurred during the three months ended December 31, 2020 and 2019:

	2020	2019
Options	11,771,344	—
Convertible Preferred Stock	8,850,000	8,850,000
Convertible Promissory Note	22,084,408	—
	42,705,752	8,850,000

The effects of options and warrants on diluted earnings per share are reflected through the use of the treasury stock method and the excluded shares that are “in the money” are disclosed above in that manner.

NOTE 4 - LOANS PAYABLE

Convertible Promissory Note - Officer:

Through September 30, 2019, John Weber, the Company's Chief Financial Officer, advanced the Company a total of $238,133. From October 2019 through December 31, 2020, he advanced an additional $97,550 for a total of $335,683. On December 31, 2020, these advances were converted into a convertible promissory note. Interest on the note is computed at 5% per annum and accrues from the time of the advances until the maturity date. The maturity date was September 30, 2020, at which time all the accrued interest and principal became due. The note has been extended to March 31, 2021. For the three months ended December 31, 2020 interest totaling $3,874 was incurred. As of December 31, 2020, a total of $33,426 of interest was incurred and accrued. The note is convertible at the option of Mr. Weber into shares of the Company's common stock at the prevailing market rate on the date of conversion

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both December 31, 2020 and September 30, 2020, the loan payable totaled $10,000.

Loans Payable - Officer:

Through December 31, 2020, John Weber, the Company’s Chief Financial Officer, advanced to the Company $37,100. The loan does not bear interest and is due on demand

Through September 30, 2020, J. Roy Nelson, the Company’s Chief Science Officer, made net advances to the Company totaling $26,935. The loans do not bear interest and are due on demand.

In September 2018, Randall McCoy, the Company’s Chief Executive Officer, advanced to the Company $4,500. The loan does not bear interest and is due on demand.

NOTE 5 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both December 31, 2020 and September 30, 2020, the note balance was $175,000. Interest expense was $4,411 for both quarters ended December 31, 2020 and 2019. Accrued interest on the note was $144,938 and $149,938 as of December 31, 2020 and September 30, 2020, respectively, and is included in Accrued expenses - other in the accompanying consolidated balance sheets.

NOTE 6 - INCOME TAXES

The Company recorded no income tax expense for the three months ended December 31, 2020 and 2019 because the estimated annual effective tax rate was zero. As of December 31, 2020, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of December 31, 2020, and September 30, 2020, dividends in arrears were $694,275 ($.78 per share) and $676,430 ($.76 per share), respectively.

Series B

Four million shares of Series B Convertible Preferred Stock (“Series B Preferred”) have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Preferred have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Preferred, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At December 31, 2020, no shares of Series B Preferred are outstanding.

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

Our major objective for 2021 is to secure the required funding to finalize some additional requirements of the IND application and begin the clinical trials. As previously reported, our goal in obtaining the required funding has been to minimize shareholders’ dilution as much as possible. Consequently, we are primarily pursuing financing through the issuance of debt instruments, international licensing agreements and governmental grants. We have completed all the administrative requirements to allow us to apply for grants. Regenicin is now registered with System For Award Management (“SAM”) which is required to do business with the US Government.  We must have our IND submitted before we can request financial assistance from The US FDA Office of Orphan Products Clinical Trials Grant. We intend to take full advantage of working with OOPD to develop our clinical protocol according to suggestions from the FDA during our Pre-IND meeting.

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

Importantly, we are filing this quarterly report without our auditor’s review of our financial information or this report. Our reason for doing this is simply that we cannot afford at this time to pay our auditor for past due services or prior filings or to pay the costs necessary for this current filing. Instead, we have provided herein information as typically presented in our 10Q quarterly report, including financial information, which has not been reviewed or audited by any independent outside source.

We intend, if and when able, to file an amendment to this 10Q and previously filed 10K with such audited and reviewed information. We are unaware at this time when, if ever, we will obtain the necessary funding for this amended filing, but we will continue to provide such information to investors as and when we are able through either this SEC EDGAR filing process and/or through postings on our website as things change.

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

In preparation of the IND application, we will continue, subject to funding, to develop the testing suggested by the FDA during the Pre-IND meeting. Our scaffold supplier continues to introduce the FDA suggested testing on collagen processing which addresses Bovine Closed Herd requirements for the tighter safety and traceability of the collagen scaffolds used to produce NovaDerm®. Our scaffold supplier is close to entering a contract for ASTM-F2212 testing of Type I collagen. We continue discussions and evaluation of possible clinical trial sites for NovaDerm®. Our discussions have confirmed that patient recruitment and enrollment should be faster and less complicated than other clinical trials because of our Orphan Designation. In addition, the surgical protocol will be similar to the grafting procedures currently in use at those limited burn center facilities, NovaDerm® should thus require minimal physician training and documentation to complete the clinical trial.

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

NovaDerm® does not require the large harvest areas that are required when performing split thickness allograft procedures. NovaDerm® is designed to need only a small area of harvest material to cover the wound. Where split thickness allograft skin can be stretched 2 to 4 times, NovaDerm® can expand the coverage 100 to 400 times, greatly reducing scarring from harvesting. There are limits to how much burned area can be covered with the current split thickness allograft procedure. When a patient has more than 50% of their body with full thickness burns there is not enough harvest area available to cover the area so the same area harvested must be allowed to grow back the replacement skin before it can be harvested the second or third time, allowing to wound area to open with high risk of infection and even mortality.

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

Results of Operations for the Three Months Ended December 31, 2020 and 2019

We generated no revenues from September 6, 2007 (date of inception) to December 31, 2020. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $150,818 for the three months ended December 31, 2020, compared with operating expenses of $192,350 for the three months ended December 31, 2019. General and Administrative expenses accounted for all of our operating expenses for the three months ended December 31, 2020. The major difference and shift in operating expenses from the three months ended December 31, 2020 was accounted for by lower General and Administrative expenses.

Net other expense was $9,060 for the three months ended December 31, 2020, as compared to net other expense of $5,636 for the three months ended December 31, 2019. Other expenses for the three months ended December 31, 2020 consisted of interest expense of $8,285 and an unrealized loss on securities of $775. Other income and expense for the same period ended 2019 consisted of interest expense of $4,411, and an unrealized loss on securities of $1,225.

After provision for preferred stock dividends of $17,845, we recorded net loss of $177,723 for the three months ended December 31, 2020. By comparison, we recorded net loss of $215,831 for the three months ended December 31, 2019. Our net loss for the quarter ended December 31, 2020 was primarily the result of General and Administrative expenses of $150,818.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $1,373 and total current assets of $3,373. As of December 31, 2020, we had current liabilities of $4,450,527. We therefore had working capital deficit of $4,447,154.

Operating activities used $11,193 in cash for the three months ended December 31, 2020. This use of cash was primarily attributable to funding the loss for the period.

There were no investing activities during the reported period.

Cash flows from financing activities for the three months ended December 31, 2020 represent net proceeds from a loan from John Weber, the Company’s Chief Financial Officer of $11,200.

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

Off Balance Sheet Arrangements

As of December 31, 2020, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2021 assuming we are able to obtain necessary funding or alternative financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	February 22, 2021

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 22, 2021

By:	/s/ John J. Weber
John J. Weber
Title:	Chief Financial Officer and Director
(Principal Financial Officer)

