Form 10-Q
period 2021-03-31
Regenicin, Inc.
filed 2021-05-17
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 as of May 15, 2021.

NOTICE: THIS 10Q FILING DOES NOT CONTAIN FINANCIAL OR OTHER INFORMATION WHICH HAS BEEN AUDITED OR REVIEWED BY OUR INDEPENDENT PUBLIC ACCOUNTING FIRM FOR REASONS SPECIFIED HEREIN. WE INTEND TO SUPPLEMENT THIS FILING, AT A CURRENTLY UNKNOWN LATER DATE, WITH SUCH REVIEWED AND AUDITED FINANCIAL INFORMATION, IF AND WHEN SUCH REVIEW AND AUDIT CAN BE OBTAINED.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2021 (unreviewed) and September 30, 2020 (unaudited);
F-2	Consolidated Statements of Operations for the six and three months ended March 31, 2021 and 2020 (unreviewed);
F-3	Consolidated Statements of Stockholders’ Deficiency for the six and three months ended March 31, 2021 and 2020 (unreviewed);
F-4	Consolidated Statements of Cash Flows for the six months ended March 31, 2021 and 2020 (unreviewed); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	September 30, 2020
	(Unreviewed)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,326	$1,366
Common stock of Amarantus	2,850	2,775
Total current and total assets	$4,176	$4,141

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$102,173	$88,659
Accrued expenses - other (related party of $37,477 and $29,000)	251,141	174,438
Accrued salaries - officers	3,740,502	3,450,002
Promissory note payable	175,000	175,000
Convertible promissory note - officer	335,683	335,683
Loan payable	10,000	10,000
Loans payable - officer	70,135	57,635
Total current and total liabilities	4,684,634	4,291,417

STOCKHOLDERS' DEFICIENCY
Series A 8% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,208,339
Accumulated deficit	(15,043,168)	(14,649,986)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(4,680,458)	(4,287,276)
Total liabilities and stockholders' deficiency	$4,176	$4,141

See Notes to Consolidated Financial Statements.

REGElNICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended March 31,	Six Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020	2021	2020
	(Unreviewed)	(Unreviewed)	(Unreviewed)	(Unreviewed)

Revenues	$—	$—	$—	$—

Operating expenses
General and administrative	376,554	355,208	225,736	162,858
Total operating expenses	376,554	355,208	225,736	162,858

Loss from operations	(376,554)	(355,208)	(225,736)	(162,858)

Other income (expenses)
Interest expense (related party of $7,977, $21,075, $4,103 and $21,075)	(16,703)	(29,851)	(8,418)	(25,440)
Change in unrealized loss on securities	75	(1,575)	850	(350)
Total other income (expenses)	(16,628)	(31,426)	(7,568)	(25,790)
Net loss	(393,182)	(386,634)	(233,304)	(188,648)
Preferred stock dividends	(35,303)	(35,496)	(17,458)	(17,651)
Net loss attributable to common stockholders	$(428,485)	$(422,130)	$(250,762)	$(206,299)
Loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding
Basic	153,483,050	153,483,050	153,483,050	153,483,050
Diluted	153,483,050	153,483,050	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

 REGENICIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(UNREVIEWED)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock (1)	Total

Balances at October 1, 2020	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,649,986)		$(4,428)	(4,287,276)

Net loss						(159,878)			(159,878)

Balances at December 31, 2020	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,809,864)		$(4,428)	(4,447,154)

Net loss						(233,304)			(233,304)

Balances at March 31, 2021	885,000	$885	157,911,410	$157,914	$10,208,339	$(15,043,168)	$—	$(4,428)	$(4,680,458)

Balances at October 1, 2019	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,090,395)		$(4,428)	(3,727,685)

Net loss						(197,986)			(197,986)

Balances at December 31, 2019						(14,288,381)			(3,925,671)

Net loss						(188,648)			(188,648)

Balances at March 31, 2020	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,477,029)	$—	$(4,428)	$(4,114,319)

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
	(Unreviewed)	(Unreviewed)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(393,182)	$(386,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	(75)	1,575
Accrued interest on loans and notes payable	16,703
Changes in operating assets and liabilities
Prepaid expenses and other current assets	—	—
Accounts payable	13,514	(32,180)
Accrued expenses - other	60,000	29,853
Accrued salaries - officers	290,500	290,500
Net cash used in operating activities	(12,540)	(96,886)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from officers	12,500	97,550
Repayment of loans from officers	—	—
Net cash provided by financing activities	12,500	97,550

NET INCREASE (DECREASE) IN CASH	(40)	664

CASH - BEGINNING OF PERIOD	1,366	815

CASH - END OF PERIOD	$1,326	$1,479

Supplemental disclosures of cash flow information:
Cash paid for interest	—	$—
Cash paid for taxes	$—	$—
Non-cash activities:
Issuance of convertible promissory note in exchange for loan payable - officer	—	$335,683

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. These unaudited consolidated financial statements should be read in conjunction with the un audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 2020 contained herein has been derived from the unaudited consolidated financial statements as of September 30, 2020 but does not include all disclosures required by U.S. GAAP.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of March 31, 2021, has an accumulated deficit of approximately $15 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at March 31, 2021 and September 30, 2020 was $2,850 and $2,775, respectively. The change in unrealized gain (loss) for the six and three months ended March 31, 2021 and 2020 was ($75), ($850), ($1,575) and ($350) net of income taxes, respectively, and was reported as other income (expense).

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

The following weighted average securities have been excluded from the calculation of net loss per share for the six and three months ended March 31, 2021 and 2020 as the exercise price was greater than the average market price of the common shares:

	2021	2020
Options	11,771,344	11,771,344
Convertible Preferred Stock	8,850,000	8,850,000
Convertible Promissory Note	16,784,150	19,180,538
Shares excluded from the calculation of diluted loss per share	37,405,494	39,801,882

NOTE 4 – LOANS PAYABLE

Convertible Promissory Note – Officer

Through September 30, 2019, John Weber, the Company's Chief Financial Officer, advanced the Company a total of $238,133. From October 2019 through March 31, 2020, he advanced an additional $97,550 for a total of $335,683. On March 31, 2020, these advances were converted into a convertible promissory note. Interest on the note is computed at 5% per annum and accrues from the time of the advances until the maturity date. The maturity date was September 30, 2020, at which time all the accrued interest and principal became due. The note has been extended to June 30, 2021. For the six and three months ended March 31, 2021 interest totaling $7,997 and $3,874 respectively, as incurred. As of March 31, 2021, a total of $37,477 of interest was incurred and accrued. The note is convertible at the option of Mr. Weber into shares of the Company's common stock at the prevailing market rate on the date of conversion.

Loan Payable

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both March 31, 2021 and September 30, 2020, the loan payable totaled $10,000.

Loans Payable - Officer:

Through March 31, 2021, John Weber, the Company’s Chief Financial Officer, advanced to the Company $38,700. The loan does not bear interest and is due on demand.

Through September 30, 2019, J. Roy Nelson, the Company’s Chief Science Officer, made net advances to the Company totaling $26,935. The loans do not bear interest and are due on demand.

In September 2018, Randall McCoy, the Company’s Chief Executive Officer, advanced to the Company $4,500. The loan does not bear interest and is due on demand.

NOTE 5 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both March 31, 2021 and September 30, 2020, the note balance was $175,000. Interest expense was $8,726 and $8,776 for the six months ended March 31, 2021 and 2020, respectively. Interest expense was $4,411 and $4,365 for the three ended March 31, 2021 and 2020. Accrued interest on the note was $153,664 and $149,938 as of March 31, 2021 and September 30, 2020, respectively, and is included in Accrued expenses - other in the accompanying consolidated balance sheets.

NOTE 6 - INCOME TAXES

The Company recorded no income tax expense for the six or three months ended March 31, 2021 and 2020 because the estimated annual effective tax rate was zero. As of March 31, 2021, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 7 – STOCKHOLDERS' DEFICIENCY

Preferred Stock:

Series A

At both March 31, 2021 and September 30, 2020, 885,000 shares of Series A Preferred Stock (“Series A Preferred”) were outstanding.

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of March 31, 2021 and September 30, 2012) plus dividends in arrears as per below). Each share of Series A Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of March 31, 2021, and September 30, 2020, dividends in arrears were $711,733 ($.80 per share) and $676,430 ($.76 per share), respectively.

Series B

Four million shares of Series B Convertible Preferred Stock (“Series B Preferred”) have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Preferred have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Preferred, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At March 31, 2021, no shares of Series B Preferred are outstanding.

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

The Company continues to evaluate the impact of the COVID-19 virus on the our industry. It is reasonable to assume that the virus had a negative effect on the Company’s financial condition and results of the operations. However, the COVID-19 virus had a significant impact on our efforts to secure additional funding. Governmental agencies and many investors redirected most grants, investments and efforts in the healthcare sector exclusively to COVID-19 vaccines, PEP, COVID testing, and related equipment.

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

Our major objective for 2021 remains to secure funding to finalize some additional requirements of the IND application and begin the clinical trials. It is estimated that the direct costs to finalize the IND will be approximately $1.9 million, and the cost to complete Phase 1/2 of the clinical trial will be approximately $5.0 million. As previously reported, our goal in obtaining this funding has been to minimize shareholders' dilution as much as possible. Consequently, we are continuing to primarily pursuing financing through the issuance of a debt instrument, international licensing agreements and government grants.

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

Results of Operations for the Six and Three Months Ended March 31, 2021 and 2020

We generated no revenues from September 6, 2007 (date of inception) to March 31, 2021. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

Operating expenses, consisting solely of general and administrative expenses, amount to $376,554 and $225,736 for the six and three months ended March 31, 2021, compared with $335,208 and $162,858 for the six and three months ended March 31, 2020. The increases were primarily result of an increased accrued auditor’s and accounting fees.

Other income (expenses) totaled ($16,628) and ($25,440) for the six and three months ended March 31, 2021 as compared to ($31,426) and ($25,790) for the six and three months ended March 31, 2020. Other income (expenses) consisted primarily of interest expense. The increase in interest expense related primarily to interest charged on a convertible note issued to John Weber, the Company’s chief financial officer, on March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $1,326. At September 30, 2020, we had cash of $ 1,366.

Operating activities used $12,400 in cash for the six months ended March 31, 2021. The decrease in cash was primarily attributable to funding the loss for the period.

There were no investing activities during the reported period.

Cash flows from financing activities for the six months ended March 31, 2021 represent proceeds from loans from an officer of $ 12,500.

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

Off Balance Sheet Arrangements

As of March 31, 2021, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2021 assuming we are able to obtain necessary funding: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	May 17, 2021

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ John J. Weber
John J. Weber
Title:	Chief Financial Officer and Director (Principal Financial Officer)

