Form 10-Q
period 2021-06-30
Regenicin, Inc.
filed 2021-08-23
CIK 1412659

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to __________

Commission File Number: 333-146834

Regenicin, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3083341
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

OTCBB	RGIN	COMMON
Name of each exchange on which registered	Trading Symbol	Title of each class

10 High Court, Little Falls, NJ 07424	(973)557-8914
(Address of principal executive offices)	(Registrant’s telephone number)
_______________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☒No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☐	Non-accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 as of June 25, 2021.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

The consolidated financial statements as of June 30, 2021 and for the three and nine months ended June 30, 2021 and 2020 have not been reviewed by our independent registered public accounting firm. The consolidated balance sheet as September 30, 2020 has not been audited by our independent registered public accounting firm.

F-1	Consolidated Balance Sheets as of June 30, 2021 (unreviewed) and September 30, 2020 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended June 30, 2021 and 2020 (unreviewed);
F-3	Consolidated Statements of Stockholders’ Deficiency for the nine months ended June 30, 2021 and 2020 (unreviewed);
F-4	Consolidated Statements of Cash Flows for the nine months ended June 30, 2021 and 2020 (unreviewed); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	September 30, 2020
	Unreviewed	Unaudited
ASSETS
CURRENT ASSETS
Cash	$2,805	$1,366
Common stock of Amarantus	1,875	2,775
Total current and total assets	$4,680	$4,141
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$93,675	$88,659
Accrued expenses - other (related party of $41,925 and $29,000)	269,139	174,438
Accrued salaries - officers	3,885,751	3,450,002
Promissory note payable	175,000	175,000
Convertible promissory note - officer	335,683	335,683
Loan payable	10,000	10,000
Loans payable - officer	81,235	57,635
Total current and total liabilities	4,850,483	4,291,417
STOCKHOLDERS' DEFICIENCY
Series A 8% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,208,339
Accumulated deficit	(15,208,513)	(14,649,986)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(4,845,803)	(4,287,276)
Total liabilities and stockholders' deficiency	$4,680	$4,141

See Notes to Consolidated Financial Statements.

REGElNICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	(Unreviewed)	(Unreviewed)	(Unreviewed)	(Unreviewed)

Revenues	$—	$—	$—	$—
Operating expenses
General and administrative	532,113	517,262	155,559	162,054
Stock based compensation - general and administrative	—		—	—
Total operating expenses	532,113	517,262	155,559	162,054
Loss from operations	(532,113)	(517,262)	(155,559)	(162,054)
Other Expenses
Interest expense (related party of $(12,425), $(25,271), $(4,448) and $(4,196)	(25,514)	(38,410)	(8,811)	(8,559)
Change in unrealized loss on securities	(900)	(2,800)	(975)	(1,225)
Total other Expenses	(26,414)	(41,210)	(9,786)	(9,784)
Net loss	(558,527)	(558,472)	(165,345)	(171,838)
Preferred stock dividends	(52,954)	(53,147)	(17,651)	(17,651)
Net loss attributable to common stockholders	$(611,481)	$(611,619)	$(182,996)	$(189,489)
Loss per share basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per share diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding basic	153,483,050	153,483,050	153,483,050	153,483,050
Weighted average number of shares outstanding diluted	153,483,050	153,483,050	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(UNREVIEWED)

							Accumulated
					Additional		Other
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock (1)	Total

Balances at October 1, 2020	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,649,986)	—	$(4,428)	(4,287,276)
Net loss		—		—	—	(159,878)	—	—	(159,878)
Balances at December 31, 2020	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,809,864)	—	$(4,428)	(4,447,154)
Net loss		—		—	—	(233,304)	—	—	(233,304)
Balances at March 31, 2021	885,000	$885	157,911,410	$157,914	$10,208,339	$(15,043,168)	—	$(4,428)	(4,680,458)
Net loss		—	—	—	—	(165,345)	—	—	(165,345)
Balances at June 30, 2021	885,000	$885	157,911,410	$157,914	$10,208,339	$(15,208,513)	$—	$(4,428)	$(4,845,803)
Balances at October 1, 2019	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,090,395)	—	$(4,428)	(3,727,685)
Net loss		—	—	—	—	(197,986)	—	—	(197,986)
Balances at December 31, 2019	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,288,381)	—	$(4,428)	(3,925,671)
Net loss		—	—	—	—	(188,648)	—	—	(188,648)
Balances at March 31, 2020	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,477,029)	—	$(4,428)	$(4,114,319)
Net loss		—	—	—	—	(171,838)	—	—	(171,838)
Balances at June 30, 2020	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,648,867)	$—	$(4,428)	$(4,286,157)

(1) The number of shares in treasury stock for all periods presented was 4,428,360.

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,	Nine Months Ended June 30,
	2021	2020
	(Unreviewed)	(Unreviewed)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(558,527)	$(558,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	900	2,800
Accrued interest on loans and notes payable	25,514
Changes in operating assets and liabilities
Prepaid expenses and other current assets	—	—
Accounts payable	5,016	(15,451)
Accrued expenses - other	69,187	38,412
Accrued salaries - officers	435,749	435,750
Net cash used in operating activities	(22,161)	(96,961)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from officers	23,600	97,550
Net cash provided by financing activities	23,600	97,550
NET INCREASE IN CASH	1,439	589
CASH - BEGINNING OF PERIOD	1,366	815
CASH - END OF PERIOD	$2,805	$1,404
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash activities:
Issuance of convertible promissory note in exchange for loan payable - officer	$—	$335,683

See Notes to Consolidated Financial Statements.

REGENICIN

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED AND UNREVIEWED)

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. These unaudited consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 2020 contained herein has been derived from the unaudited consolidated financial statements as of September 30, 2020 but does not include all disclosures required by U.S. GAAP.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of June 30, 2021, has an accumulated deficit of approximately $15.2 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at June 30, 2021 is $1,825. The change in unrealized loss for the nine and three months ended June 30, 2021 and 2020 was $900, $975, $2,800 and $1,225 net of income taxes, respectively, and was reported as other income (expense).

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

The following weighted average securities have been excluded from the calculation of net loss per share for the nine and three months ended June 30, 2021 and 2020 as the exercise price was greater than the average market price of the common shares:

	2021	2020
Options	11,771,344	11,771,344
Convertible Preferred Stock	8,850,000	8,850,000
Convertible Promissory Note	11,615,329	30,079,500
Shares excluded from the calculation of diluted loss per share	32,236,673	50,700,844

NOTE 4 – LOANS PAYABLE

Convertible Promissory Note – Officer

Through September 30, 2019, John Weber, the Company's Chief Financial Officer, advanced the Company a total of $238,133. From October 2019 through March 31, 2020, he advanced an additional $97,550 for a total of $335,683. On March 31, 2020, these advances were converted into a convertible promissory note. Interest on the note is computed at 5% per annum and accrues from the time of the advances until the maturity date. The maturity date was September 30, 2020, at which time all the accrued interest and principal became due. The note has been extended to September 30, 2021. For the nine and three months ended June 30, 2021 interest totaling $12,425 and $4,448 respectively, as incurred. As of June 30, 2021, a total of $41,925 of interest was incurred and accrued. The note is convertible at the option of Mr. Weber into shares of the Company's common stock at the prevailing market rate on the date of conversion

Loan Payable

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both June 30, 2021 and September 30, 2020, the loan payable totaled $10,000.

Loans Payable - Officer:

Through June 30, 2021, John Weber, the Company’s Chief Financial Officer, advanced to the Company $49,800. The loan does not bear interest and is due on demand.

Through September 30, 2019, J. Roy Nelson, the Company’s Chief Science Officer, made net advances to the Company totaling $26,935. The loans do not bear interest and are due on demand.

In September 2018, Randall McCoy, the Company’s Chief Executive Officer, advanced to the Company $4,500. The loan does not bear interest and is due on demand.

NOTE 5 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both June 30, 2021 and September 30, 2020, the note balance was $175,000. Interest expense was $13,089 and $13,139 for the nine months ended June 30, 2021 and 2020, respectively. Interest expense was $4,363 and $4,411 for the three ended June 30, 2021 and 2020. Accrued interest on the note was $158,027 and $149,938 as of June 30, 2021 and September 30, 2020, respectively, and is included in Accrued expenses - other in the accompanying consolidated balance sheets.

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

NOTE 7 – STOCKHOLDERS' DEFICIENCY

Series A

At both June 30, 2021 and September 30, 2020, 885,000 shares of Series A Preferred Stock (“Series A Preferred”) were outstanding.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of June 30, 2021, and September 30, 2020, dividends in arrears were $729,384 ($.82 per share) and $676,430 ($.76 per share), respectively.

Series B

4,000,000 shares of Series B Convertible Preferred Stock (“Series B Preferred”) have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Preferred have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Preferred, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At June 30, 2021, no shares of Series B Preferred are outstanding.

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

Overview

The Company’s major objective for 2021 remains to secure the required funding to finalize some additional requirements of the IND application and begin the clinical trials. It is estimated that the cost to finalize the IND will be approximately 1.5 million dollars, and the cost to complete Phase 1 of the clinical trial will be approximately 2 million dollars. As previously reported, our goal in obtaining this funding has been to minimize shareholders' dilution as much as possible. Consequently, we are continuing to pursue financing through the issuance of a debt instrument and international licensing agreements.

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

Results of Operations for the Three and Nine Months Ended June 30, 2021 and 2020

We generated no revenues from September 6, 2007 (date of inception) to June 30, 2021. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $155,559 and $532,113 for the three and nine months ended June 30, 2021, compared with operating expenses of $162,054 and $517,262 for the three and nine months ended June 30, 2020.. The decrease was the result of a decrease in insurance expense and stock-based compensation.

Other expenses was $9,786 and $ 26,414 for the three and nine months ended June 30, 2021, as compared to other expenses of $9,784 and $41,210 for the three and nine months ended June 30, 2020. Other income (expenses) consisted of interest expense and an unrealized loss on securities. The increase in interest expense related primarily to interest charged on a convertible note issued to John Weber, the Company’s chief financial officer, on March 31, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $ 2,805. At September 30, 2020, we had cash of $1,336.

Operating activities used $22,161 in cash for the nine months ended June 30, 2021. The decrease in cash was primarily attributable to funding the loss for the period.

There were no investing activities provided during the reported period.

Cash flows from financing activities for the nine months ended June 30, 2021 represents proceeds from loans from officers of $23,600. .

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

Off Balance Sheet Arrangements

As of June 30, 2021, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Regenicin, Inc.

Date:	August 23, 2021

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ John J. Weber
John J. Weber
Title:	Chief Financial Officer and Director (Principal Financial Officer)

