Form 10-K
period 2021-09-30
Regenicin, Inc.
filed 2022-01-13
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $3,069,661 as of March 31, 2021.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 as of December 31, 2021.

NOTICE: THIS 10K FILING DOES NOT CONTAIN FINANCIAL OR OTHER INFORMATION WHICH HAS BEEN AUDITED BY OUR INDEPENDENT PUBLIC ACCOUNTING FIRM FOR REASONS SPECIFIED HEREIN. WE INTEND TO SUPPLEMENT THIS FILING, AT A CURRENTLY UNKNOWN LATER DATE, WITH SUCH AUDITED FINANCIAL INFORMATION, IF AND WHEN SUCH AN AUDIT CAN BE OBTAINED.

1

PART I

Item 1. Business

Overview of key events of the year ended September 30, 2021

During 2020-21, the Company continued to position its product, NovaDerm®, to enter clinical trials to gain FDA product approval. Having secured Orphan Drug Designation as a biologic for NovaDerm®, we complied with the FDA annual reporting requirements.

During 2020, the risk of introducing pathogens when using materials from animals to produce drugs, devices, and biologics has increased awareness of the safety issues. NovaDerm® and future Regenicin products use animal sourced materials like collagen to produce the life-saving products. We have worked with our collagen supplier and the FDA to ensure we are meeting the expectations for traceability and purity of the FDA for NovaDerm® production.

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

Our Business Moving Forward In 2022

Our major objective for 2022 remains to secure the required funding to finalize some additional requirements of the IND application and begin the clinical trials. It is estimated that the cost to finalize the IND will be approximately 1.9 million dollars, and the cost to complete Phase 1/2 of the clinical trial will be approximately 5.0 million dollars. As previously reported, our goal in obtaining this funding has been to minimize shareholders' dilution as much as possible. Consequently, we are primarily pursuing financing through the issuance of a debt instrument, international licensing agreements and government grants, which have been greatly restricted to Covid-19 related grants.

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

Employees

As of September 30, 2021, we had 3 employees.

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

Fiscal Year Ending September 30, 2021
Quarter Ended	High $	Low $
September 30, 2021	0.020	0.020
June 30, 2021	0.029	0.029
March 31, 2021	0.020	0.020
December 31, 2020	0.016	0.014
Fiscal Year Ending September 30, 2020
Quarter Ended	High $	Low $
September 30, 2020	0.012	0.012
June 30, 2020	0.013	0.012
March 31, 2020	0.019	0.017
December 31, 2019	0.018	0.018

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

Holders of Our Common Stock

As of December 31, 2021, we had 153,483,050 shares of our common stock issued and outstanding, held by 112 shareholders of record, with others holding shares in street name.

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

Recent Sales of Unregistered Securities

For the years ended September 30, 2021 and September 30, 2020, we did not issue common stock.

Shares and Warrants to be issued:

No warrants were issued in 2020-2021.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of September 30, 2021.

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

Warrants Issued and Outstanding

No warrants were outstanding at September 30, 2021

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

See discussion in section marked: ‘Our Business Moving Forward In 2022’

Results of Operations for the Years Ended September 30, 2021 and 2020

We generated no revenues from September 6, 2007 (date of inception) to September 30, 2021. We do not expect to generate revenues until we are able to obtain FDA approval of cell therapy and biotechnology products and thereafter successfully market and sell those products.

We incurred operating expenses of $842,364 for the year ended September 30, 2021, compared with operating expenses of $ 663,749 for the year ended September 30, 2020. Our operating expenses increased in 2021 from 2020, and are compared as follows:

Operating Expenses	September 30, 2021	September 30, 2020
General and Administrative	$842,364	$663,749

We incurred net other expense of $34,738 for the year ended September 30, 2021, as compared to net other expense of $48,775 for the year ended September 30, 2020. Our other income and expenses for 2021 consisted of interest expenses of $34,713 and a loss on other than temporary decline in the fair value of Amarantus stock of $ 25 . Our other income and expenses for 2020 consisted of only interest expenses of $47,050 and a loss on other than temporary decline in the fair value of Amarantus stock of $1,725.

We had a net loss of $877,102 for the year ended September 30, 2021, as compared with a loss of $559,591 for the prior year. The increase in loss was due to the reversal of accounts payable in the year ended September 30, 2020 of $152,933, which increased the loss.

Our net loss attributable to common stockholders for the year ended September 30, 2021 was $947,507 compared to a net loss of $630,583 for the year ended September 30, 2020. The increase in loss of $316,924 was primarily due to an increase in general and administrative expense of $178,615, a decrease in interest expense of $14,037 due to an interest catch up in 2020, a $587 decrease in preferred stock dividend and the reversal of accounts payable of $152,933 in the year ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $1,859 and investments of $2,750, for total current assets of $4,609. Our total current liabilities as of September 30, 2021 were $5,034,987. We had a working capital deficit of $5,168,987 as of September 30, 2021.

Operating activities used a net $24,107 in cash for the year ended September 30, 2021. Financing activities provided $24,600 for the year ended September 30, 2021 and consisted entirely of proceeds from loans from officers.

We have issued various promissory notes over the course of the last several fiscal years in order to continue funding our operations. The terms of these promissory notes are detailed in Note G to the financial statements accompanying this Annual Report. While this financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan over the long term. We will thus once again be seeking additional financing during the fiscal year end September 30, 2022.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

The consolidated financial statements as of and for the years ended September 30, 2021 and 2020 have not been audited by our independent registered public accounting firm. See Item 14 for more additional information.

UNAUDITED Financial Statements:
F-1	Consolidated Balance Sheets as of September 30, 2021 and 2020
F-2	Consolidated Statements of Operations for the years ended September 30, 2021 and September 30, 2020
F-3	Consolidated Statement of Stockholders’ Deficiency for the years ended September 30, 2021 and September 30, 2020
F-4	Consolidated Statements of Cash Flows for the years ended September 30, 2021 and September 30, 2020
F-5	Notes to Consolidated Financial Statements

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	September 30, 2020
ASSETS
CURRENT ASSETS
Cash	$1,859	$1,366
Common stock of Amarantus	2,750	2,775
Total current and total assets	$4,609	$4,141
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$93,674	$88,659
Accrued expenses - other (related party of $41,925 and $29,552)	441,394	174,438
Accrued salaries - officers	4,031,001	3,450,002
Promissory note payable	175,000	175,000
Convertible promissory note - officer	335,683	335,683
Loan payable	10,000	10,000
Loans payable - officer	82,235	57,635
Total current and total liabilities	5,168,987	4,291,417
STOCKHOLDERS' DEFICIENCY
Series A 8% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,208,339
Accumulated deficit	(15,527,088)	(14,649,986)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(5,164,378)	(4,287,276)
Total liabilities and stockholders' deficiency	$4,609	$4,141

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Year Ended September 30, 2021	Year Ended September 30, 2020
Revenues	$—	$—
Operating expenses
General and administrative	842,364	663,749
Total operating expenses	842,364	663,749
Operating loss before other operating income	(842,364)	(663,749)
Other operating income - reversal of accounts payable	—	152,933
Loss from operations	(842,364)	(510,816)
Other expenses
Interest expense related party of $(17,213), $(25,271)	(34,713)	(47,050)
Change in unrealized loss on securities	(25)	(1,725)
Total other expenses	(34,738)	(48,775)
Net loss	(877,102)	(559,591)
Preferred stock dividends	(70,405)	(70,992)
Net loss attributable to common stockholders	$(947,507)	$(630,583)
Loss per share basic	$(0.01)	$(0.00)
Loss per share diluted	$(0.01)	$(0.00)
Weighted average number of shares outstanding basic	153,483,050	153,483,050
Weighted average number of shares outstanding diluted	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

(UNAUDITED)

							Accumulated
					Additional		Other
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock (1)	Total

Balances at October 1, 2020	885,000	$ 885	157,911,410	$ 157,914	$ 10,208,339	$ (14,649,986)	—	$ (4,428)	(4,287,276)
Net loss	—	—	—	—	—	(877,102)	—	—	(877,102)
Balances at September 30, 2021	885,000	$ 885	157,911,410	$ 157,914	$ 10,208,339	$ (15,527,088)	—	$ (4,428)	$ (5,164,378)
Balances at October 1, 2019	885,000	$ 885	157,911,410	$ 157,914	$ 10,208,339	$ (14,090,395)	—	$ (4,428)	(3,727,685)
Net loss	—	—	—	—	—	(559,591)	—	—	(559,591)
Balances at September 30, 2020	885,000	$ 885	157,911,410	$ 157,914	$ 10,208,339	$ (14,649,986)	—	$ (4,428)	$ (4,287,276)

(1) The number of shares in treasury stock for all periods presented was 4,428,360.

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Year Ended September 30, 2021	Year Ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(877,102)	$(559,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	25	1,725
Accrued interest on loans and notes payable	34,713	47,050
Stock based compensation - general and administrative	—	—
Reversal of accounts payable	—	(152,933)
Changes in operating assets and liabilities
Accounts payable	5,015	103,294
Accrued expenses - other	232,243	(143,745)
Accrued salaries - officers	580,999	581,001
Net cash used in operating activities	(24,107)	(123,199)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from officers	24,600	123,750
Net cash provided by financing activities	24,600	123,750
NET DECREASE IN CASH	493	551
CASH - BEGINNING OF PERIOD	1,366	815
CASH - END OF PERIOD	$1,859	$1,366
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash activities:
Issuance of convertible promissory note in exchange for loan payable - officer	$—	$335,683

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

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of September 30, 2021, has an accumulated deficit of approximately $15.53 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Income (loss) per share:

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive.

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	2021	2020
Options	—	—

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net losses incurred during 2021 and 2020:

	2021	2020
Options	11,771,344	11,771,344
Convertible Preferred Stock	8,850,000	8,850,000
Convertible Promissory Note	16,784,150	30,079,500
Shares excluded from the calculation of diluted loss per share	37,405,494	50,700,844

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at September 30, 2021 is $2,750. The change in unrealized loss for the year ended September 30, 2021 and 2020 was $(25) and $(1,725) net of income taxes, respectively, and was reported as other expense.

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of and September 30, 2021 and 2020 due to their short-term nature.

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

NOTE C – LICENSE OF RIGHTS

On November 7, 2014, the Company entered into a Sale Agreement, as amended on January 30, 2015, with Amarantus BioScience Holdings, Inc. (“Amarantus”). Under the Sale Agreement, the Company granted to Amarantus an exclusive five (5) year option to license any engineered skin designed for the treatment of patients designated as severely burned by the FDA developed by the Company. Amarantus could exercise this option at a cost of $10,000,000 plus a royalty of 5% on gross revenues in excess of $150 million. The option had not been exercised and had since expired.

NOTE D – ACCOUNTS PAYABLE

In Fiscal 2020, management determined that certain accounts payables on the balance sheet for over six years totaling $152,933 were no longer due and payable. These amounts have been reversed and are included as a separate component of loss from operations.

NOTE E - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	2021	2020
Professional fees	$232,243	$—
Interest	209,151	174,438
Accrued expenses	$441,394	$174,438

NOTE F - LOANS PAYABLE

Convertible Promissory Note - Officer:

Through March 31, 2020, John Weber, the Company's Chief Financial Officer, advanced the Company a total of $335,683. On March 31, 2020, these advances were converted into a convertible promissory note. Interest on the note is computed at 5% per annum and accrues from the time of the advances until the maturity date. The original maturity date was September 30, 2020, at which time all the accrued interest and principal became due. The note has been extended several times and most recently to September 30, 2023. For the years ended September 30, 2021 and 2020 related party interest totaling $17,213 and $25,271 respectively was incurred and accrued. Accrued interest on the note was $41,925 and $29,552 at September 30, 2021 and 2020, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets The note is convertible at the option of Mr. Weber into shares of the Company's common stock at the prevailing market rate on the date of conversion.

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both September 30, 2021 and 2020, the loan payable totaled $10,000.

Loans Payable - Officer:

Through September 30, 2019, J. Roy Nelson, the Company's Chief Science Officer, made net advances to the Company totaling $26,935. The loans do not bear interest and are due on demand.

In September 2018, Randall McCoy, the Company's Chief Executive Officer, advanced to the Company $4,500. The loan does not bear interest and is due on demand.

From July 2020 to September 2021, John Weber, the Company’s Chief Financial Officer, advanced to the Company a total of $50,800. The loan does not bear interest and is due on demand.

NOTE G – PROMISSORY NOTES PAYABLE

Bridge Financing:

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At September 30, 2021 and 2020, the note balance was $175,000. Interest expense was $17,500 for each of the years ended September 30, 2021, and 2020, respectively. Accrued interest on the note was $162,438 and $144,938 at September 30, 2021 and 2020, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets.

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

NOTE I - INCOME TAXES

The Company did not incur current income tax expense for either of the years ended September 30, 2021 or 2020.

At September 30, 2021, the Company had available approximately $4.7 million of net operating loss (“NOL”) carry forwards which expire in the years 2029 through 2037. However, the use of the net operating loss carryforwards generated prior to September 30, 2011 totaling $0.7 million is limited under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code.

Significant components of the Company’s deferred tax assets at September 30, 2021 and 2020 are as follows:

	2021	2020
Net operating loss carry forwards	$1,285,325	$1,224,993
Unrealized loss	807,975	807,975
Stock based compensation	17,061	8,322
Accrued expenses	1,091,070	777,330
Total deferred tax assets	3,201,431	2,818,620
Valuation allowance	(3,201,431)	(2,818,620)
Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, a valuation allowance has been established for all of the income tax benefit for these deferred tax assets.

The following is a reconciliation of the Company’s income tax rate using the federal statutory rate to the actual income tax rate as of September 30, 2021 and 2020:

	2021	2020
Federal tax rate	(21)%	(21)%
Effect of state taxes	(6)%	(6)%
Effect of NOL	(2)%	(2)%
Change in valuation allowance	25%	25%
Total	0%	0%

At September 30, 2021 and 2020, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2021, and 2020 the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal and state income tax returns under a statute of limitations. The tax years ended September 30, 2018 through September 30, 2021 generally remain subject to examination by federal tax authorities.

NOTE J - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

Series A Preferred earns a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of September 30, 2021 and 2020 plus dividends in arrears as per below). Each share of Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of September 30, 2021, and 2020, dividends in arrears were $747,230 ($.84 per share) and $676,430 ($.76 per share), respectively.

At both September 30, 2021 and 2020, 885,000 shares of Series A Preferred were outstanding.

Series B

On January 23, 2012, the Company designated a new class of preferred stock called Series B Convertible Preferred Stock (“Series B Preferred”). 4,000,000 shares have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Preferred have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Convertible Preferred Stock, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At September 30, 2021, and 2020 no shares of Series B Preferred are outstanding.

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

No stock based compensation was recorded the years ended September 30, 2021 and 2020.

Option activity for 2021 and 2020 is summarized as follows:

	Options	Weighted Average Exercise Price
Options outstanding, October 1, 2020	13,542,688	$0.02
Granted	—	—
Forfeited	1,771,344	.035
Options outstanding, September 30, 2020	11,771,344	$0.019
Granted	—	—
Forfeited	—	—
Options outstanding, September 30, 2021	11,771,344	$0.019
Aggregate intrinsic value	$0

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

The following table summarizes information regarding stock options outstanding at September 30, 2021:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$0.020	10,000,000	2.25	$0.020	10,000,000	$0.020
$0.035	1,771,344	2.25	$0.035	1,771,344	$0.035
$0.020-$0.035	11,771,344	2.25	$0.019	11,771,344	$0.022

As of September 30, 2021, there was no unrecognized compensation cost related to non-vested options granted.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Randall McCoy	72	Chief Executive Officer and Director
John J. Weber	72	Chief Financial Officer and Director
Dr. J. Roy Nelson	73	Chief Science Officer

Randall McCoy has served as our Chief Executive Officer and director since July 2010. Prior to joining the Company, Mr. McCoy served as President of McCoy Enterprises LLC since its founding in May 2002. Mr. McCoy has more than 43 years of experience in the healthcare industry and has assisted both small and major pharmaceutical/device companies address FDA issues. He served as Laboratory Manager and Instructor at both George Washington University and Temple Medical School, and served as Program Manager at the Stanford Research Institute, Healthcare Division, of the David Sarnoff Research Center. Mr. McCoy has also helped over 225 foreign and domestic companies introduce their FDA regulated drug and medical device products into the US and world market. He currently holds over 30 US and international patents.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randall McCoy Chief Executive Officer, Principal Executive Officer and Director	2021 2020	$250,0001) $250,000(2)		0 0	0 0	0 0	0 0	0 0	0 0	$250,000 $250,000
John J. Weber Chief Financial Officer and Director	2021 2020	$125,000(5) $125,000(6)	0 0	0 0	0 0	0 0	0 0	0 0	$125,000 $125,000
Dr. J. Roy Nelson Chief Science Officer	2021 2020	$150,000(3) $150,000(4)		0 0	0 0	0 0	0 0	0 0	0 0	$ 150,000 $150,000

(1)	Of the $250,000 in salary to Mr. McCoy, $250,000 remains unpaid as accrued compensation.
(2)	Of the $250,000 in salary to Mr. McCoy, $250,000 remains unpaid as accrued compensation.
(3)	Of the $150,000 in salary to Mr. Nelson, $150,000 remains unpaid as accrued compensation.
(4)	Of the $150,000 in salary to Mr. Nelson, $150,000 remains unpaid as accrued compensation.
(5)	Of the $125,000 in salary to Mr. Weber, $125,000 remains unpaid as accrued compensation.
(6)	Of the $125,000 in salary to Mr. Weber, $125,000 remains unpaid as accrued compensation.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since October 1, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest:

1.	Our principal executive offices are located in Little Falls, New Jersey. The headquarters is located in the offices of McCoy Enterprises LLC, an entity controlled by Mr. McCoy. The office is attached to his residence but has its own entrances, restroom and kitchen facilities.

2.	We also maintain an office in Pennington, New Jersey, which is the materials and testing laboratory. This office is owned by Materials Testing Laboratory, and the principal is an employee. In 2016, we entered into a supply agreement to supply collagen scaffolds from a company owned by the same employee.

3.	We have an employment agreement with our CEO, Randall McCoy, as discussed above.

4.	Randall McCoy, our Chief Executive Officer, made advances to us. The loans to not bear interest and are due on demand. At September 30, 2020 and 2019, the loan balance was $4,500 and $4,500, respectively.

5.	John Weber, our Chief Financial Officer, made advances to us. The loans do bear interest at 5% per annum and are due on demand. At September 30, 2020 and 2019, the loan balance was $335,683 and $238,133 respectively.

6.	Randall McCoy and John Weber were principals and partners in Pure Med Farma, a Limited Liability Company which we have engaged to provide our Closed Herd collagen, see discussion above.

7.	Roy Nelson, our Chief Science Officer, made advances to us. The loans do not bear interest and are due on demand. At September 30, 2020 and 2019, the loan balance was $26,935 and $26,935, respectively.

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

We are filing this annual report without our auditors’ audit opinion of our financial statements for the years ended September 30, 2021 and 2020. Our reason for doing this is simply that we cannot afford at this time to pay our auditor for past due services on prior filings or to pay the costs necessary for this current filing. Instead, we have provided herein information as typically presented in our 10K annual report, including financial information, which has not been audited by any independent public accounting firm.

As a result, we have not included a schedule of audit fees related to fiscal years ended September 30, 2021 and 2020.

We intend, if and when able, to file an amendment to this 10K filing with such audited information. We are unaware at this time when, if ever, we will obtain the necessary funding for this amended filing, but we will continue to provide such information to investors as and when we are able through either this SEC EDGAR filing process and/or through postings on our website as things change.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.4	Know-How License and Stock Purchase Agreement (2)
10.5	Form of Stock Option Agreement(5)
10.6	Employment Agreement for Randall McCoy(4)
10.7	Asset Purchase Agreement(6)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 22, 2006; also incorporated by reference to the Current Report on Form 8-K filed on October 29, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K/A filed on April 27, 2011.
(3)	Incorporated by reference to the Annual Report on Form 10-K filed on January 13, 2011.
(4)	Incorporated by reference to the Current Report on Form 8-K filed on July 22, 2010.
(5)	Incorporated by reference to the Current Report on Form 8-K filed on May 17, 2011.
(6)	Incorporated by reference to the Current Report on Form 8-K filed November 17, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regenicin, Inc.

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 13, 2022

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 13, 2022

By:	/s/ John J. Weber
John J. Weber Interim Chief Financial Officer, Principal Financial and Accounting Officer, and Director
January 13, 2022

