Form 10-K/A
period 2021-09-30
Regenicin, Inc.
filed 2022-02-08
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment (the “Amendment”) to Form 10-K marked Form 10K/A, is being filed to amend our Annual Report on Form 10-K for the year ended September 30, 2021, which was originally filed with the Securities and Exchange Commission on January 13, 2022 (the “Original 10-K”). This Amendment is being filed solely to correct an over accrual of $206,500 of professional services that as of the date of this amendment have not been rendered.

Except as described above, the Company has not modified or updated disclosures presented in this Amendment. Accordingly, this Amendment does not reflect events occurring after the Original 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. All other information contained in the Original 10-K is unchanged and reflects the disclosures made at the time of filing of the Original 10-K.

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

We incurred operating expenses of $635,864 for the year ended September 30, 2021, compared with operating expenses of $663,749 for the year ended September 30, 2020. Our operating expenses decreased in 2021 from 2020, and are compared as follows:

Operating Expenses	September 30, 2021	September 30, 2020
General and Administrative	$635,864	$663,749

We incurred net other expense of $34,738 for the year ended September 30, 2021, as compared to net other expense of $48,775 for the year ended September 30, 2020. Our other income and expenses for 2021 consisted of interest expenses of $34,713 and a loss on other than temporary decline in the fair value of Amarantus stock of $25 . Our other income and expenses for 2020 consisted of only interest expenses of $47,050 and a loss on other than temporary decline in the fair value of Amarantus stock of $1,725.

We had a net loss of $670,602 for the year ended September 30, 2021, as compared with a loss of $559,591 for the prior year. The increase in loss was due to the reversal of accounts payable in the year ended September 30, 2020 of $152,933, which decreased the loss.

Our net loss attributable to common stockholders for the year ended September 30, 2021 was $741,007 compared to a net loss of $630,583 for the year ended September 30, 2020. The increase in loss of $110,424 was primarily due to the reversal of accounts payable $152,933 in the year ended September 30, 2020, offset by a decrease in general and administrative expense of $27,885, a decrease in interest expense of $12,337 due to an interest catch up in 2020 and a $587 decrease in preferred stock dividend.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $1,859 and investments of $2,750, for total current assets of $4,609. Our total current liabilities as of September 30, 2021 were $4,962,487. We had a working capital deficit of $4,957,878 as of September 30, 2021.

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

UNAUDITED Financial Statements:
F-1	Consolidated Balance Sheets as of September 30, 2021 and 2020
F-2	Consolidated Statements of Operations for the years ended September 30, 2021 and September 30, 2020
F-3	Consolidated Statement of Stockholders’ Deficiency for the years ended September 30, 2021 and September 30, 2020
F-4	Consolidated Statements of Cash Flows for the years ended September 30, 2021 and September 30, 2020
F-5	Notes to Consolidated Financial Statements

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	September 30, 2020
ASSETS
CURRENT ASSETS
Cash	$1,859	$1,366
Common stock of Amarantus	2,750	2,775
Total current and total assets	$4,609	$4,141
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$93,674	$88,659
Accrued expenses - other (related party of $41,925 and $29,552)	234,894	174,438
Accrued salaries - officers	4,031,001	3,450,002
Promissory note payable	175,000	175,000
Convertible promissory note - officer	335,683	335,683
Loan payable	10,000	10,000
Loans payable - officer	82,235	57,635
Total current and total liabilities	4,962,487	4,291,417
STOCKHOLDERS' DEFICIENCY
Series A 8% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,208,339
Accumulated deficit	(15,320,588)	(14,649,986)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(4,957,878)	(4,287,276)
Total liabilities and stockholders' deficiency	$4,609	$4,141

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Year Ended September 30, 2021	Year Ended September 30, 2020
Revenues	$—	$—
Operating expenses
General and administrative	635,864	663,749
Total operating expenses	635,864	663,749
Operating loss before other operating income	(635,864)	(663,749)
Other operating income - reversal of accounts payable	—	152,933
Loss from operations	(635,864)	(510,816)
Other expenses
Interest expense related party of $(17,213), $(25,271)	(34,713)	(47,050)
Change in unrealized loss on securities	(25)	(1,725)
Total other expenses	(34,738)	(48,775)
Net loss	(670,602)	(559,591)
Preferred stock dividends	(70,405)	(70,992)
Net loss attributable to common stockholders	$(741,007)	$(630,583)
Loss per share basic	$(0.00)	$(0.00)
Loss per share diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding basic	153,483,050	153,483,050
Weighted average number of shares outstanding diluted	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

(UNAUDITED)

							Accumulated
					Additional		Other
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock (1)	Total

Balances at October 1, 2020	885,000	$ 885	157,911,410	$ 157,914	$ 10,208,339	$ (14,649,986)	—	$ (4,428)	(4,287,276)
Net loss	—	—	—	—	—	(670,602)	—	—	(670,602)
Balances at September 30, 2021	885,000	$ 885	157,911,410	$ 157,914	$ 10,208,339	$ (15,320,588)	—	$ (4,428)	$ (4,957,878)
Balances at October 1, 2019	885,000	$ 885	157,911,410	$ 157,914	$ 10,208,339	$ (14,090,395)	—	$ (4,428)	(3,727,685)
Net loss	—	—	—	—	—	(559,591)	—	—	(559,591)
Balances at September 30, 2020	885,000	$ 885	157,911,410	$ 157,914	$ 10,208,339	$ (14,649,986)	—	$ (4,428)	$ (4,287,276)

(1) The number of shares in treasury stock for all periods presented was 4,428,360.

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Year Ended September 30, 2021	Year Ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(670,602)	$(559,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	25	1,725
Accrued interest on loans and notes payable	34,713	47,050
Reversal of accounts payable	—	(152,933)
Changes in operating assets and liabilities
Accounts payable	5,015	103,294
Accrued expenses - other	25,743	(143,745)
Accrued salaries - officers	580,999	581,001
Net cash used in operating activities	(24,107)	(123,199)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from officers	24,600	123,750
Net cash provided by financing activities	24,600	123,750
NET INCREASE IN CASH	493	551
CASH - BEGINNING OF PERIOD	1,366	815
CASH - END OF PERIOD	$1,859	$1,366
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash activities:
Issuance of convertible promissory note in exchange for loan payable - officer	$—	$335,683

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

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of September 30, 2021, has an accumulated deficit of approximately $15.3 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE E - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	2021	2020
Professional fees	$25,743	$—
Interest	209,151	174,438
Accrued expenses	$234,894	$174,438

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

At September 30, 2021, the Company had available approximately $4.6 million of net operating loss (“NOL”) carry forwards which expire in the years 2029 through 2037. However, the use of the net operating loss carryforwards generated prior to September 30, 2011 totaling $0.7 million is limited under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code.

Significant components of the Company’s deferred tax assets at September 30, 2021 and 2020 are as follows:

	2021	2020
Net operating loss carry forwards	$1,229,570	$1,224,993
Unrealized loss	807,975	807,975
Stock based compensation	17,061	8,322
Accrued expenses	1,091,070	777,330
Total deferred tax assets	3,145,676	2,818,620
Valuation allowance	(3,145,676)	(2,818,620)
Net deferred tax assets	$—	$—

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
February 8, 2022

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
February 8, 2022

By:	/s/ John J. Weber
John J. Weber Interim Chief Financial Officer, Principal Financial and Accounting Officer, and Director
February 8, 2022

