Form 10-Q
period 2021-12-31
Regenicin, Inc.
filed 2022-02-14
CIK 1412659

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2021

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements as of December 31, 2021 and for the three months ended December 31, 2021 and 2020 have not been reviewed by our independent registered public accounting firm. The consolidated balance sheet as September 30, 2020 has not been audited by our independent registered public accounting firm.

F-1	Consolidated Balance Sheets as of December 31, 2021 (unreviewed) and September 30, 2021 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended December 31, 2021 and 2020 (unreviewed);
F-3	Consolidated Statements of Stockholders’ Deficiency for the three months ended December 31, 2021 and 2020 (unreviewed);
F-4	Consolidated Statements of Cash Flows for the three months ended December 31, 2021 and 2020 (unreviewed); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNREVIEWED)

	December 31, 2021	September 30, 2021
	Unreviewed	Unaudited
ASSETS
CURRENT ASSETS
Cash	$1,727	$1,859
Common stock of Amarantus	4,100	2,750
Total current and total assets	$5,827	$4,609
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$85,000	$93,674
Accrued expenses - other (related party of $51,245 and $41,925)	243,161	234,894
Accrued salaries - officers	4,176,251	4,031,001
Promissory note payable	175,000	175,000
Convertible promissory note - officer	335,683	335,683
Loan payable	10,000	10,000
Loans payable - officer	92,735	82,235
Total current and total liabilities	5,117,830	4,962,487
STOCKHOLDERS' DEFICIENCY
Series A 8% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,208,339
Accumulated deficit	(15,474,713)	(15,320,588)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(5,112,003)	(4,957,878)
Total liabilities and stockholders' deficiency	$5,827	$4,609

See Notes to Consolidated Financial Statements.

REGElNICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNREVIEWED)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2021	2020
	(Unreviewed)	(Unreviewed)

Revenues	$—	$—
Operating expenses
General and administrative	146,532	150,818
Total operating expenses	146,532	150,818
Loss from operations	(146,532)	(150,818)
Other Income Expenses
Interest expense (related party of $(4,532) and $(3,875)	(8,943)	(8,285)
Change in unrealized loss on investment	1,350	(775)
Total other Expenses	(7,593)	(9,060)
Net loss	(154,125)	(159,878)
Preferred stock dividends	(17,845)	(17,845)
Net loss attributable to common stockholders	$(171,970)	$(177,723)
Loss per share basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding basic	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(UNREVIEWED)

							Accumulated
					Additional		Other
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock (1)	Total

Balances at October 1, 2021	885,000	$885	157,911,410	$157,914	$10,208,339	$(15,320,588)	—	$(4,428)	(4,957,878)
Net Loss	—	—	—	—	—	(154,125)	—	—	(154,125)
Balances at December 31, 2021	885,000	$885	157,911,410	$157,914	$10,208,339	$(15,474,713)	—	$(4,428)	(4,287,276)
Balances at October 1, 2020	885,000	$885	157,911,410	$157,914	$10,208,339	$14,649,986)	—	$(4,428)	(4,287,276)
Net loss	—	—	—	—	—	(159,878)	—	—	(159,878)
Balances at December 31, 2020	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,809,864)	—	$(4,428)	(4,447,154)

(1) The number of shares in treasury stock for all periods presented was 4,428,360.

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNREVIEWED)

	Three Months Ended December 31,	Three Months Ended December 31,
	2021	2020
	(Unreviewed)	(Unreviewed)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(154,125)	$(159,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in unrealized loss on investment	(1,350)	775
Accrued interest on loans and notes payable	8,943	8,285
Changes in operating assets and liabilities
Accounts payable	(8,676)	(5,625)
Accrued expenses - other	(674)	—
Accrued salaries - officers	145,250	145,250
Net cash used in operating activities	(10,632)	(11,193)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from officers	10,500	11,200
Net cash provided by financing activities	10,500	11,200
NET DECREASE IN CASH	(132)	7
CASH - BEGINNING OF PERIOD	1,859	1,366
CASH - END OF PERIOD	$1,727	$1,373
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2021, are not necessarily indicative of the results that may be expected for the year ending September 30, 2022. These unaudited consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 2021, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 2021 contained herein has been derived from the unaudited consolidated financial statements as of September 30, 2021 but does not include all disclosures required by U.S. GAAP.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of December 31, 2021, has an accumulated deficit of approximately $15.5 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at December 31, 2021 is $4,100. The change in unrealized gain (loss) for the three months ended December 31, 2021 and 2020 was $1,350, $(775) net of income taxes, respectively, and was reported as other income (expense).

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

The following weighted average securities have been excluded from the calculation of net loss per share for the three months ended December 31, 2021 and 2020 as the exercise price was greater than the average market price of the common shares:

	2021	2020
Options	—	—

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net losses incurred during 2021 and 2020:

	2021	2020
Options	11,771,344	11,771,344
Convertible Preferred Stock	8,850,000	8,850,000
Convertible Promissory Note	17,493,789	22,084,408
Shares excluded from the calculation of diluted loss per share	38,115,133	42,705,752

NOTE 4 – LOANS PAYABLE

Convertible Promissory Note – Officer

Through March 31, 2020, John Weber, the Company's Chief Financial Officer, advanced the Company a total of $335,683. On March 31, 2020, these advances were converted into a convertible promissory note. Interest on the note is computed at 5% per annum and accrues from the time of the advances until the maturity date. The original maturity date was September 30, 2020, at which time all the accrued interest and principal became due. The note has been extended several times and most recently to September 30, 2022. For the three months ended December 31, 2021 and 2020 interest totaling $4,532 and $3,874, respectively, was incurred. Accrued interest on the note was $51,245 and $41,925 at December 31, 2021 and September 30, 2021, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets. The note is convertible at the option of Mr. Weber into shares of the Company's common stock at the prevailing market rate on the date of conversion.

Loan Payable

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both December 31, 2021 and September 30, 2021, the loan payable totaled $10,000.

Loans Payable - Officer:

Through September 30, 2020, J. Roy Nelson, the Company’s Chief Science Officer, made net advances to the Company totaling $26,935. The loans do not bear interest and are due on demand.

In September 2018, Randall McCoy, the Company’s Chief Executive Officer, advanced to the Company $4,500. The loan does not bear interest and is due on demand.

From July 2020 through December 31, 2021, John Weber, the Company’s Chief Financial Officer, advanced to the Company $61,300. The loan bears interest at 5% per annum and is due on demand.

NOTE 5 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both December 31, 2021 and September 30, 2021, the note balance was $175,000. Interest expense was $4,411 for both quarters ended December 31, 2021 and 2020. Accrued interest on the note was $166,849 and $162,438 as of December 31, 2021 and September 30, 2021, respectively, and is included in Accrued expenses - other in the accompanying consolidated balance sheets.

NOTE 6 - INCOME TAXES

The Company recorded no income tax expense for the three months ended December 31, 2021 and 2020 because the estimated annual effective tax rate was zero. As of December 31, 2021, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 7 – STOCKHOLDERS' DEFICIENCY

Series A

At both December 31, 2021 and September 30, 2021, 885,000 shares of Series A Preferred Stock (“Series A Preferred”) were outstanding.

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of December 31, 2021 and September 30, 2021 plus dividends in arrears as per below). Each share of Series A Preferred Stock has an initial stated value of $1.00 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of December 31, 2021, and September 30, 2021, dividends in arrears were $765,075 ($.86 per share) and $747,232 ($.84 per share), respectively.

Series B

Four million (4,000,000) shares of Series B Convertible Preferred Stock (“Series B Preferred”) have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Preferred have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Preferred, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At December 31, 2021, no shares of Series B Preferred are outstanding.

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

Overview

During the quarter ended, December 31, 2021, the Company continued to position its product, NovaDerm®, to enter clinical trials to gain FDA product approval. Having secured Orphan Drug Designation as a biologic for NovaDerm®, we complied with all FDA annual reporting requirements.

As part of the initial asset purchase agreement of Permaderm®, we granted Amarantus Bioscience Holdings, Inc., a right of first refusal for the purchase of any engineered skin technology designed for treatment of severe burns in humans that we developed. This right of first refusal expired during on November 2019.  The proceeds of this transaction provided needed working capital to greatly improve our product, conduct independent research and secure Orphan Status for NovaDerm®.

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

Our major objective for 2022 is to secure the required funding to finalize some additional requirements of the IND application and begin the clinical trials. As previously reported, our goal in obtaining the required funding has been to minimize shareholders’ dilution as much as possible. Consequently, we are primarily pursuing financing through the issuance of debt instruments, international licensing agreements, governmental grants and sale of assets. We have completed all the administrative requirements to allow us to apply for grants. Regenicin is now registered with System For Award Management (“SAM”) which is required to do business with the US Government.  We must have our IND submitted before we can request financial assistance from The US FDA Office of Orphan Products Clinical Trials Grant. We intend to take full advantage of working with OOPD to develop our clinical protocol according to suggestions from the FDA during our Pre-IND meeting.

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

We believe this technology has many different uses beyond the burn indication. The other uses may include chronic wounds, reconstructive surgery.

We, as aforementioned, are continuing to work with potential investors in order to secure the necessary funding based on our stated objectives. It has taken longer to raise the necessary funds than original estimated; however remain confident. For the past several years, officers and related parties have continued to fund our essential operating costs on a temporary basis, as discussed in the accompanying financial statements.

On January 21, 2022, we entered into a non- binding memorandum of terms in which we proposed to sell certain of our prime assets to a newly formed Limited Liability Company for a combination of an upfront purchase price, and intellectual property, royalty and milestone payments. The terms of this non binding arrangement are subject to our entering into an actual binding agreement, as well as, upon a number of conditions, including the Buyer’s due diligence investigation. The arrangement only requires us to cease and desist from any further discussions for the sale of the proposed assets, other than with the proposed Buyers, during an ‘exclusivity period’ lasting for between 90-120 days. We have not verified the Buyer’s willingness or ability to proceed on this arrangement and note that such arrangements are highly speculative and do not require either part to proceed.

Results of Operations for the Three Months Ended December 31, 2021 and 2020

We generated no revenues from September 6, 2007 (date of inception) to December 31, 2021. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $146,532 for the three months ended December 31, 2021, compared with operating expenses of $150,818 for the three months ended December 31, 2020. General and Administrative expenses accounted for all of our operating expenses for the three months ended December 31, 2021. The major difference and shift in operating expenses from the three months ended December 31, 2020 was accounted for by lower General and Administrative expenses.

Net other expense was $7,593 for the three months ended December 31, 2021, as compared to net other expense of $9,060 for the three months ended December 31, 2020. Other expenses for the three months ended December 31, 2021 consisted of interest expense of $8,943 and an unrealized gain on securities of $ 1,350. Other income and expense for the same period ended 2020 consisted of interest expense of $8,285, and an unrealized loss on securities of $775.

After provision for preferred stock dividends of $17,845, we recorded net loss of $171,970 for the three months ended December 31, 2021. By comparison, we recorded net loss of $177,723 for the three months ended December 31, 2020. Our net loss for the quarter ended December 31, 2021 was primarily the result of General and Administrative expenses of $146,532.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $1,727 and total current assets of $5,827. As of December 31, 2021, we had current liabilities of $5,117,830. We therefore had working capital deficit of $5,112,003.

Operating activities used $10,632 in cash for the three months ended December 31, 2021. This use of cash was primarily attributable to funding the loss for the period.

There were no investing activities during the reported period.

Cash flows from financing activities for the three months ended December 31, 2021 represent net proceeds from a loan from John Weber, the Company’s Chief Financial Officer of $10,500.

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

Off Balance Sheet Arrangements

As of December 31, 2021, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2022 assuming we are able to obtain necessary funding or alternative financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Regenicin, Inc.

Date:	February 14, 2022

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ John J. Weber
John J. Weber
Title:	Chief Financial Officer and Director (Principal Financial Officer)

