Form 10-Q/A
period 2021-12-31
Regenicin, Inc.
filed 2022-03-25
CIK 1412659

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment (the “Amendment”) to Form 10-Q marked Form 10Q/A, is being filed to amend our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, which was originally filed with the Securities and Exchange Commission on February 14, 2022 (the “Original 10-Q”). This Amendment is being filed to disclose the conclusions of our principal executive and principal financial officers regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2021.

Except as described above, the Company has not modified or updated disclosures presented in this Amendment. Accordingly, this Amendment does not reflect events occurring after the Original 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. All other information contained in the Original 10-Q is unchanged and reflects the disclosures made at the time of filing of the Original 10-Q.

This Amendment has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Principal Accounting and Financial Officer are given as of a current date. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q, including any amendments to those filings.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Regenicin, Inc.

Date:	March 25, 2022

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ John J. Weber
John J. Weber
Title:	Chief Financial Officer and Director (Principal Financial Officer)

