Form 10-Q
period 2022-03-31
Regenicin, Inc.
filed 2022-05-23
CIK 1412659

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 as of May 13, 2022.

NOTICE: THIS 10Q FILING DOES NOT CONTAIN FINANCIAL OR OTHER INFORMATION WHICH HAS BEEN AUDITED OR REVIEWED BY OUR INDEPENDENT PUBLIC ACCOUNTING FIRM FOR REASONS SPECIFIED HEREIN. WE INTEND TO SUPPLEMENT THIS FILING, AT A CURRENTLY UNKNOWN LATER DATE, WITH SUCH REVIEWED AND AUDITED FINANCIAL INFORMATION, IF AND WHEN SUCH REVIEW AND AUDIT CAN BE OBTAINED.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have not been reviewed by our independent registered public accounting firm. The consolidated balance sheet as September 30, 2021 has not been audited by our independent registered public accounting firm.

F-1	Consolidated Balance Sheets as of March 31, 2022 (unreviewed) and September 30, 2021 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (unreviewed);
F-3	Consolidated Statements of Stockholders’ Deficiency for the three months ended March 31, 2022 and 2021 (unreviewed);
F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unreviewed); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNREVIEWED AND UNAUDITED)

	March 31, 2022	September 30, 2021
	(Unreviewed)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,713	$1,859
Common stock of Amarantus	1,975	2,750
Total current and total assets	$3,688	$4,609
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$85,000	$93,674
Accrued expenses - other (related party of $55,845 and $46,713)	255,921	234,894
Accrued salaries - officers	4,321,501	4,031,001
Promissory note payable	175,000	175,000
Convertible promissory note - officer	335,683	335,683
Loan payable	10,000	10,000
Loans payable - officer	99,235	82,235
Total current liabilities	5,282,340	4,962,487
STOCKHOLDERS' DEFICIENCY
Series A 8% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,208,339
Accumulated deficit	(15,641,362)	(15,320,588)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(5,278,652)	(4,957,878)
Total liabilities and stockholders' deficiency	$3,688	$4,609

See Notes to Consolidated Financial Statements.

REGElNICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNREVIEWED)

	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Revenues	$—	$—	$—	$—
Operating expenses
General and administrative	302,045	376,554	155,513	225,736
Total operating expenses	302,045	376,554	155,513	225,736
Operating loss before other operating income	(302,045)	(376,554)	(155,513)	(225,736)
Other operating income - reversal of accounts payable	—	—	—	—
Loss from operations	(302,045)	(376,554)	(155,513)	(225,736)
Other income (expenses)
Interest expense (related party of $4,532 and $3,875)	(17,954)	(16,703)	(9,011)	(8,418)
Change in unrealized gain (loss) on securities	(775)	75	(2,125)	850
Total other expenses	(18,729)	(16,628)	(11,136)	(7,568)
Net loss	(320,774)	(393,182)	(166,649)	(233,304)
Preferred stock dividends	(35,303)	(35,303)	(17,458)	(17,458)
Net loss attributable to common stockholders	$(356,077)	$(428,485)	$(184,107)	$(250,762)
Loss per share basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per share diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding basic	153,483,050	153,483,050	153,483,050	153,483,050
Weighted average number of shares outstanding diluted	153,483,050	153,483,050	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(UREVIEWED)

					Additional
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock (1)	Total

Balances at October 1, 2021	885,000	$885	157,911,410	$157,914	$10,208,339	$(15,320,588)	$(4,428)	(4,957,878)
Net Loss	—	—	—	—	—	(154,125)	—	(154,125)
Balances at December 31, 2021	885,000	$885	157,911,410	$157,914	$10,208,339	$(15,474,713)	$(4,428)	(4,287,276)
Net Loss	—	—	—	—	—	(166,649)	—	(166,649)
Balances at March 31, 2022	885,000	$885	157,911,410	$157,914	$10,208,339	$(15,641,362)	$(4,428)	(5,278,652)
Balances at October 1, 2020	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,649,986)	$(4,428)	(4,287,276)
Net loss	—	—	—	—	—	(159,878)	—	(159,878)
Balances at December 31, 2020	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,809,864)	$(4,428)	(4,447,154)
Net Loss	—	—	—	—	—	(233,304)	—	(233,304)
Balances at March 31, 2021	885,000	$885	157,911,410	$157,914	$10,208,339	$(15,208,339)	$(4,428)	(4,680,458)

(1) The number of shares in treasury stock for all periods presented was 4,428,360.

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNREVIEWED)

	Six Months Ended March 31,	Six Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(320,774)	$(393,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	775	(75)
Accrued interest on loans and notes payable	17,954	16,703
Changes in operating assets and liabilities
Accounts payable	(8,676)	13,514
Accrued expenses - other	3,075	60,000
Accrued salaries - officers	290,500	290,500
Net cash used in operating activities	(17,146)	(12,540)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from officers	17,000	12,500
Net cash provided by financing activities	17,000	12,500
NET DECREASE IN CASH	(146)	(40)
CASH - BEGINNING OF PERIOD	1,859	1,366
CASH - END OF PERIOD	$1,713	$1,326
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See Notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED )

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending September 30, 2022. These unaudited consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 2021, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 2021, contained herein has been derived from the unaudited consolidated financial statements as of September 30, 2021, but does not include all disclosures required by U.S. GAAP.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of December 31, 2022, has an accumulated deficit of approximately $15.6 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at March 31, 2022 is $1,975. The change in unrealized gain (loss) for the six and three months ended March 31, 2022 and 2021 was ($775), $75, ($2,125) and $850 net of income taxes, respectively, and was reported as other income (expense).

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

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net losses incurred during 2022 and 2021:

	2022	2021
Options	11,771,344	11,771,344
Convertible Preferred Stock	8,850,000	8,850,000
Convertible Promissory Note	19,072,770	16,784,150
	39,694,114	37,405,494

NOTE 4 – LOANS PAYABLE

Convertible Promissory Note – Officer

Through March 31, 2020, John Weber, the Company's Chief Financial Officer, advanced the Company a total of $335,683. On March 31, 2020, these advances were converted into a convertible promissory note. Interest on the note is computed at 5% per annum and accrues from the time of the advances until the maturity date. The original maturity date was September 30, 2020, at which time all the accrued interest and principal became due. The note has been extended several times and most recently to September 30, 2022. For the six and three months ended March 31, 2022 and 2021 interest totaling $9,132, $4,600, $7,997 and $3,874, respectively, as incurred. Accrued interest on the note was $55,845 and $46,713 at March 31, 2022 and September 30, 2021, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets. The note is convertible at the option of Mr. Weber into shares of the Company's common stock at the prevailing market rate on the date of conversion.

Loan Payable

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both March 31, 2022 and September 30, 2021, the loan payable totaled $10,000.

Loans Payable - Officer:

Through September 30, 2020, J. Roy Nelson, the Company’s Chief Science Officer, made net advances to the Company totaling $26,935. The loans do not bear interest and are due on demand.

In September 2018, Randall McCoy, the Company’s Chief Executive Officer, advanced to the Company $4,500. The loan does not bear interest and is due on demand.

From July 2020 through March 31, 2022, John Weber, the Company’s Chief Financial Officer, advanced to the Company $61,300. The loan bears interest at 5% per annum and is due on demand.

NOTE 5 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both March 31, 2022 and September 30, 2021, the note balance was $175,000. Interest expense was $4,411 for both quarters ended March 31, 2022 and 2021. Accrued interest on the note was $171,260 and $162,438 as of March 31, 2022 and September 30, 2021, respectively, and is included in Accrued expenses - other in the accompanying consolidated balance sheets.

NOTE 6 - INCOME TAXES

The Company recorded no income tax expense for the six months ended March 31, 2022 and 2021 because the estimated annual effective tax rate was zero. As of March 31, 2022, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 7 – STOCKHOLDERS' DEFICIENCY

Series A

At both March 31, 2022 and September 30, 2021, 885,000 shares of Series A Preferred Stock (“Series A Preferred”) were outstanding.

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of March 31, 2022 and September 30, 2021 plus dividends in arrears as per below). Each share of Series A Preferred Stock has an initial stated value of $1.00 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of March 31, 2022, and September 30, 2021, dividends in arrears were $782,533 ($.88 per share) and $747,232 ($.84 per share), respectively.

Series B

Four million (4,000,000) shares of Series B Convertible Preferred Stock (“Series B Preferred”) have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Preferred have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Preferred, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At March 31, 2022, no shares of Series B Preferred are outstanding.

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

Overview

During the quarter ended, March 31, 2022, the Company continued to position its product, NovaDerm®, to enter clinical trials to gain FDA product approval. Having secured Orphan Drug Designation as a biologic for NovaDerm®, we complied with all FDA annual reporting requirements.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021

We generated no revenues from September 6, 2007 (date of inception) to March 31, 2022. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $155,513 for the three months ended March 31, 2022, compared with operating expenses of $225,736 for the three months ended March 31, 2021. General and Administrative expenses accounted for all of our operating expenses for the three months ended March 31, 2022. The significant decrease in operating expenses for the three months ended March 31, 2022 was due to an over accrual of professional fees as of March 31, 2021, which was adjusted in subsequent filings.

Net other expense was $11,136 for the three months ended March 31, 2022, as compared to net other expense of $7,568 for the three months ended March 31, 2021. Other expenses for the three months ended March 31, 2022 consisted of interest expense of $9,011 and an unrealized loss on securities of $ 2,125. Other income and expense for the same period ended 2021 consisted of interest expense of $8,418, and an unrealized gain on securities of $850.

After provision for preferred stock dividends of $17,845, we recorded net loss of $184,107 for the three months ended March 31, 2022. By comparison, we recorded net loss of $250,762 for the three months ended March 31, 2021. The decrease in net loss for the quarter ended March 31, 2022 was primarily the result of the aforementioned over accrual of professional fees at March 31, 2021, which was adjusted in subsequent filings.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $1,713 and total current assets of $3,688. As of March 31, 2022, we had current liabilities of $5,282,340. We therefore had working capital deficit of $5,278,652.

Operating activities used $17,146 in cash for the three months ended March 31, 2022. This use of cash was primarily attributable to funding the loss for the period.

There were no investing activities during the reported period.

Cash flows from financing activities for the three months ended March 31, 2022 represents net proceeds from a loan from John Weber, the Company’s Chief Financial Officer of $17,000.

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

Off Balance Sheet Arrangements

As of March 31, 2022, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	May 23, 2022

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ John J. Weber
John J. Weber
Title:	Chief Financial Officer and Director (Principal Financial Officer)

