Form 10-Q
period 2022-06-30
Regenicin, Inc.
filed 2022-08-12
CIK 1412659

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to __________

Commission File Number: 333-146834

Regenicin, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3083341
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

OTCBB	RGIN	COMMON
Principal US Market	Symbol	Class of Trading Security

10 High Court, Little Falls, NJ 07424	(973) 557-8914
(Address of principal executive offices)	(Registrant’s telephone number)
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 as of July 26, 2022.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

The consolidated financial statements as of and for the three months ended June 30, 2022 and 2021 have not been reviewed by our independent registered public accounting firm. The consolidated balance sheet as September 30, 2021 has not been audited by our independent registered public accounting firm.

F-1	Consolidated Balance Sheets as of June 30, 2022 (unreviewed) and September 30, 2021 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended June 30, 2022 and 2021 (unreviewed);
F-3	Consolidated Statements of Stockholders’ Deficiency for the nine months ended June 30, 2022 and 2021 (unreviewed);
F-4	Consolidated Statements of Cash Flows for the three and nine months ended June 30, 2022 and 2021 (unreviewed); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNREVIEWED AND UNAUDITED)

	June 30, 2022	September 30, 2021
	(Unreviewed)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,643	$1,859
Common stock of Amarantus	600	2,750
Total current and total assets	$2,243	$4,609
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$85,000	$93,674
Accrued expenses - other (related party of $60,575 and $46,713)	262,319	234,894
Accrued salaries - officers	4,466,751	4,031,001
Promissory note payable	175,000	175,000
Convertible promissory note - officer	335,683	335,683
Loan payable	10,000	10,000
Loans payable - officer	109,235	82,235
Total current liabilities	5,443,988	4,962,487
STOCKHOLDERS' DEFICIENCY
Series A 8% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,208,339
Accumulated deficit	(15,804,455)	(15,320,588)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(5,441,745)	(4,957,878)
Total liabilities and stockholders' deficiency	$2,243	$4,609

See Notes to Consolidated Financial Statements.

REGElNICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNREVIEWED)

	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021

Revenues	$—	$—	$—	$—
Operating expenses
General and administrative	454,766	532,113	152,721	155,559
Total operating expenses	454,766	532,113	152,721	155,559
Operating loss before other operating income	(454,766)	(532,113)	(152,721)	(155,559)
Other operating income - reversal of accounts payable	—	—	—	—
Loss from operations	(454,766)	(532,113)	(152,721)	(155,559)
Other income (expenses)
Interest expense (related party of $13,862, $12,425, $4,730 and $4,448)	(26,951)	(25,514)	(8,997)	(8,811)
Change in unrealized gain (loss) on securities	(2,150)	(900)	(1,375)	(975)
Total other expenses	(29,101)	(26,414)	(10,372)	(9,786)
Net loss	(483,867)	(558,527)	(163,093)	(165,345)
Preferred stock dividends	(52,954)	(52,954)	(17,561)	(17,651)
Net loss attributable to common stockholders	$(536,821)	$(611,481)	$(180,744)	$(182,996)
Loss per share basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per share diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding basic	153,483,050	153,483,050	153,483,050	153,483,050
Weighted average number of shares outstanding diluted	153,483,050	153,483,050	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(UNREVIEWED)

					Additional
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock (1)	Total

Balances at October 1, 2021	885,000	$885	157,911,410	$157,914	$10,208,339	$(15,320,588)	$(4,428)	(4,957,878)
Net Loss	—	—	—	—	—	(154,125)	—	(154,125)
Balances at December 31, 2021	885,000	885	157,911,410	157,914	10,208,339	(15,474,713)	(4,428)	(4,287,276)
Net Loss	—	—	—	—	—	(166,649)	—	(166,649)
Balances at March 31, 2022	885,000	885	157,911,410	157,914	10,208,339	(15,641,362)	(4,428)	(5,278,652)
Net Loss	—	—	—	—	—	(163,093)	—	(163,093)
Balances at June 30, 2022	885,000	$885	157,911,410	$157,914	$10,208,339	$(15,804,488)	$(4,428)	$(5,604,838)
Balances at October 1, 2020	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,649,986)	$(4,428)	$(4,287,276)
Net loss	—	—	—	—	—	(159,878)	—	(159,878)
Balances at December 31, 2020	885,000	885	157,911,410	157,914	10,208,339	(14,809,864)	(4,428)	(4,447,154)
Net Loss	—	—	—	—	—	(233,304)	—	(233,304)
Balances at March 31, 2021	885,000	885	157,911,410	157,914	10,208,339	(15,208,339)	(4,428)	(4,680,458)
Net Loss	—	—	—	—	—	(165,345)	—	(165,345)
Balances at June 30, 2021	885,000	$885	157,911,410	$157,914	$10,208,339	$15,208,513)	$(4,428)	$(4,845,803)

(1) The number of shares in treasury stock for all periods presented was 4,428,360.

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNREVIEWED)

	Nine Months Ended June 30,	Nine Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(483,867)	$(558,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	2,150	900
Accrued interest on loans and notes payable	26,952	25,514
Changes in operating assets and liabilities
Accounts payable	(8,676)	5,016
Accrued expenses - other	475	69,187
Accrued salaries - officers	435,750	435,749
Net cash used in operating activities	(27,216)	(22,161)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from officers	27,000	23,600
Net cash provided by financing activities	27,000	23,600
NET DECREASE IN CASH	(216)	1,439
CASH - BEGINNING OF PERIOD	1,859	1,366
CASH - END OF PERIOD	$1,643	$2,805
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending September 30, 2022. These unaudited consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 2021, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 2021, contained herein has been derived from the unaudited consolidated financial statements as of September 30, 2021, but does not include all disclosures required by U.S. GAAP.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of June 30, 2022, has an accumulated deficit of approximately $15.8 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at June 30, 2022 is $600. The change in unrealized loss for the nine and three months ended June 30, 2022 and 2021 was $150, $1,375, $900 and $975 net of income taxes, respectively, and was reported as other income (expense).

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

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net losses incurred during the nine months ended June 30, 2022 and 2021:

	2022	2021
Options	11,771,344	11,771,344
Convertible Preferred Stock	8,850,000	8,850,000
Convertible Promissory Note	27,078,816	11,615,329
	46,700,160	32,236,673

NOTE 4 – LOANS PAYABLE

Convertible Promissory Note – Officer

Through March 31, 2020, John Weber, the Company's Chief Financial Officer, advanced the Company a total of $335,683. On March 31, 2020, these advances were converted into a convertible promissory note. Interest on the note is computed at 5% per annum and accrues from the time of the advances until the maturity date. The original maturity date was September 30, 2020, at which time all the accrued interest and principal became due. The note has been extended several times and most recently to September 30, 2022. For the nine and three months ended June 30, 2022 and 2021 interest totaling $13,862, $4,730, $12,425 and $4,448, respectively, as incurred. Accrued interest on the note was $60,575 and $46,713 at June 30, 2022 and September 30, 2021, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets. The note is convertible at the option of Mr. Weber into shares of the Company's common stock at the prevailing market rate on the date of conversion.

Loan Payable

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both June 30, 2022 and September 30, 2021, the loan payable totaled $10,000.

Loans Payable - Officer:

Through September 30, 2020, J. Roy Nelson, the Company’s Chief Science Officer, made net advances to the Company totaling $26,935. The loans do not bear interest and are due on demand.

In September 2018, Randall McCoy, the Company’s Chief Executive Officer, advanced to the Company $4,500. The loan does not bear interest and is due on demand.

From July 2020 through June 30, 2022, John Weber, the Company’s Chief Financial Officer, advanced to the Company $77,800. The loan bears interest at 5% per annum and is due on demand.

NOTE 5 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both June 30, 2022 and September 30, 2021, the note balance was $175,000. For the nine and three months ended June 30, 2022 and 2021, interest totaling $13,089, $4,267, $13,139, and $4,363 respectively, was incurred. Accrued interest on the note was $175,527 and $162,438 as of June 30, 2022 and September 30, 2021, respectively, and is included in Accrued expenses - other in the accompanying consolidated balance sheets.

NOTE 6 - INCOME TAXES

The Company recorded no income tax expense for the nine months ended June 30, 2022 and 2021 because the estimated annual effective tax rate was zero. As of June 30, 2022, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 7 – STOCKHOLDERS' DEFICIENCY

Preferred Stock:

Series A

At both June 30, 2022 and September 30, 2021, 885,000 shares of Series A Preferred Stock (“Series A Preferred”) were outstanding.

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of June 30, 2022 and September 30, 2021 plus dividends in arrears as per below). Each share of Series A Preferred Stock has an initial stated value of $1.00 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of June 30, 2022, and September 30, 2021, dividends in arrears were $800,184 ($.90 per share) and $747,232 ($.84 per share), respectively.

Series B

Four million (4,000,000) shares of Series B Convertible Preferred Stock (“Series B Preferred”) have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Preferred have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Preferred, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At June 30, 2022, no shares of Series B Preferred are outstanding.

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

Overview

The company’s major objective for 2022 remains to secure the required funding to finalize some additional requirements of the IND application and begin the clinical trials.

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

We continue to work with a number of potential investors and continue to pursue the necessary funding based on our stated objectives. It has taken longer to raise the funds than originally estimated; however, we remain confident that our goal is achievable. In the interim, the officers and related parties intend to continue to fund the Company’s essential operating costs.

We have continued the planning for the clinical trials to the extent we are able, considering funding constraints. As previously reported we have chosen a CRO to assist in our IND submission and conducting the trials. We have identified and received quotes from potential NovaDerm contract manufacturers. Clinical site selection and patient recruitment should be somewhat simpler than other clinical trials, as we are limited in site selection to the 127 burn centers qualified to treat pediatric and adult full thickness catastrophic burns. In addition, the surgical protocol will be similar to the split thickness allografting procedures currently in use at those facilities. NovaDerm® should thus require minimal physician training.

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

We have access to a clean room facility for growing NovaDerm here in New Jersey in addition to instate and out of state FDA registered contract manufacturers. Our selection for the clinical trial material manufacturer must have the ability to produce marketable material when NovaDerm is approved for sale by the FDA.

Results of Operations for the Three and Nine Months Ended June 30, 2022 and 2021

We generated no revenues from September 6, 2007 (date of inception) to June 30, 2022. We do not expect to generate revenues until we are able to obtain FDA approval of our product and thereafter successfully market and sell the product.

We incurred operating expenses of $152,721 and $454,766 for the three and nine months ended June 30, 2022, compared with operating expenses of $155,559 and $532,113 for the three and nine months ended June 30, 2021.. The decrease was the result of a decrease in insurance expense and stock-based compensation.

Other expenses was $10,372 and $29,101 for the three and nine months ended June 30, 2022, as compared to other expenses of $9,786 and $26,414 for the three and nine months ended June 30, 2021. Other income (expenses) consisted of interest expense and an unrealized loss on securities. The increase in interest expense related primarily to interest charged on a convertible note issued to John Weber, the Company’s chief financial officer, on March 31, 2020.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $1,643. At September 30, 2021, we had cash of $1,859.

Operating activities used $27,216 in cash for the nine months ended June 30, 2022. The decrease in cash was primarily attributable to funding the loss for the period.

There were no investing activities provided during the reported period.

Cash flows from financing activities for the nine months ended June 30, 2022 represents proceeds from loans from officers of $27,000.

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

Off Balance Sheet Arrangements

As of June 30, 2022, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due primarily to the lack of segregation of duties, resulting in the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2022 assuming we are able to obtain necessary funding: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	August 12, 2022

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ John J. Weber
John J. Weber
Title:	Chief Financial Officer and Director (Principal Financial Officer)

