Form 10-K
period 2022-09-30
Regenicin, Inc.
filed 2023-01-13
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the period from to __________

Commission File Number: 333-146834

Regenicin, Inc.
(Exact name of registrant as specified in its charter)

Wyoming	27-3083341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 High Court, Little Falls, NJ	07424
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 973 557 8914

Securities registered under Section 12(b) of the Exchange Act
Title of each class	Name of each exchange on which registered
None	not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: Approximately $1,534,830 as of December 31, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 153,483,050 as of December 31, 2022.

NOTICE: THIS 10K FILING DOES NOT CONTAIN FINANCIAL OR OTHER INFORMATION WHICH HAS BEEN AUDITED OR REVIEWED BY OUR INDEPENDENT PUBLIC ACCOUNTING FIRM FOR REASONS SPECIFIED HEREIN. WE INTEND TO SUPPLEMENT THIS FILING, AT A CURRENTLY UNKNOWN LATER DATE, WITH SUCH AUDITED FINANCIAL INFORMATION, IF AND WHEN SUCH AN AUDIT CAN BE OBTAINED.

1

PART I

Item 1. Business

Overview of key events of the year ended September 30, 2022

During 2021-22, we continued to work on obtaining funding in order to start clinical trials and gain FDA product approval for our product, NovaDerm®. Having secured an Orphan Drug Designation as a biologic for this product, we continued to comply with the FDA annual reporting requirements.

To avoid the introduction of pathogens when using materials from animals to produce drugs, devices, and biologics, NovaDerm® and future Regenicin products all use tracible and pure animal sourced materials. We have worked with the FDA to ensure we are meeting federal expectations in this regard during the production process.

We estimate that the completion of the IND and the clinical trials will take at least 18 months and cost in excess of $7 million. In addition to the completion of the IND, the only other significant gating item to enter clinical trials has been finding funding for this process.

Subsequent to the end of this fiscal year, we began selling materials and rights to our NovaDerm® product to individuals through a new Nevada series LLC we set up, NovaDerm Product Package LLC, as more fully described in the next section entitled ‘Our Business Moving Forward In 2023’. These rights and material sales generated a substantial amount of funding which we believe will provide us enough capital to complete the NovaDerm IND and allow us to proceed with the Clinical Trials of our NovaDerm® product. No assurance can be given, however, as to the results of such Clinical Trials, any future FDA approval, or our ability to complete and offer our NovaDerm® product commercially in the future.

Three board positions remain open on our Board of Directors.

Importantly, we are filing this annual report without our auditor’s review or any audit of our financial information or this report. Our reason for doing this is that we are still negotiating with our potential auditors for the completion of an audit and review of our unaudited past years reports prior to obtaining an audit of this current 10K filing. Instead, we have provided herein information as typically presented in our 10K annual report, including financial information, which has not been reviewed or audited by any independent outside source.

We intend, if and when able, to file an amendment to this 10K filing with such audited information. We are unaware at this time when we will obtain the necessary audit of the current and past filings; however, we will continue to provide current information to investors and the public when we are able through either our EDGAR filings and/or through postings on our website.

Our Business Moving Forward In 2023

Subsequent to the end of this fiscal year, in October 2022, we set up a new Nevada Series LLC called NovaDerm Product Package, LLC (“NPP LLC”). During November and December 2022, consistent with Nevada law governing this Master Series LLC, we then establish twenty-five (25) individual series LLCs, identifying each with a series letter of A through T or AA through EE. Thus, each of these sub-entities were named NovaDerm Product Package Series A, LLC through Series T, LLC, and then Series AA to Series EE, LLC (or NPP-A through NPP-T and NPP-AA through NPP-EE for short).

Into each of these twenty-five individual Series LLCs, we contributed the right and exclusive ownership to a certain amount of the bovine hides and corium we currently own and use as key materials in the preparation of our NovaDerm® product, as well as the right to designate: (a) the specific patient cultured skin to be prepared from these materials; (b) the amount of this cultured skin to be prepared up to a designated amount and (c) the medical facility to receive the fully prepared and processed NovaDerm® cultured skin from these materials (these materials and combined designation rights are collectively referred to herein as the “NovaDerm® Product Rights”). For NPP-A through NPP-T and NPP-AA through NPP-CC we designated 33,333 cm2 of these NovaDerm® Product Rights. For NPP-DD we designated 30,625 cm2 of NovaDerm® Product Rights and for NPP-EE we designated 28,783 cm2 of NovaDerm® Product Rights. Each contribution of each of the NovaDerm® Product Rights was provided in exchange for 100 membership interests in the Series LLC which represented 100% of all membership interests issued.

We subsequently transferred 99% of our membership interests (or 99 membership interests) in each of these Series LLC to various Limited Liability Companies, held by individuals unknown to us, in exchange for a pre-agreed payment.

While we retain possession of the materials transferred in each Series LLC contribution, we have a continuing obligation to segregated and manage those materials as well as to prepare the NovaDerm® cultured skin product as designated by each Series LLC holder or their designate. The identified materials are currently set apart from other such materials and are being held by us pending the identification of the patient and medical facility as instructed by each NovaDerm® Product Rights holder. Notwithstanding this retention of possession by us, the ownership and legal title to the materials are retained and fully vested in the individual Series LLC or its designate.

The above-described transfers of membership interests in the Series LLCs generated a substantial amount of cash which we are obligated to use for the completion of our NovaDerm IND and the administration of our product clinical trials. No assurance, however, can be given as to the success or failure of such IND or clinical trials, or as to any future FDA decisions made following these trials.

Our major objective for 2023 remains to complete the requirements of our NovaDerm IND application and begin our clinical trials. It is estimated that the cost to finalize the IND will be approximately $1.9 million dollars, and the cost to complete Phase 1/2 of the clinical trial will be approximately 5.0 million dollars. There can be no assurance that we will be able to complete these tasks for these estimated amounts or that we will be successful in the proving out our NovaDerm® Product in this process. Indeed, clinic trials are notoriously difficult and expensive and are likely to result in additional unplanned costs and a denial of FDA approval.

As previously reported, our goal in obtaining funding for this process has been to minimize shareholders' dilution as much as possible. We believe the manner in which we structured our sales of NovaDerm® Product Rights has successfully achieved this objective. We will continue to work with potential investors in order to pursue other necessary funding based on our stated objective of successfully completing our planned clinical trials and obtaining FDA approval for the commercial sale of our NovaDerm® Product. It has taken longer to raise the funds than originally estimated; however, we remain hopeful that our goal is now achievable.

In the preparation of the IND application, we will continue to develop the testing suggested by the FDA during our Pre-IND meeting. Our scaffold supplier continues to perform the FDA suggested testing on collagen processing which addresses Bovine Closed Herd requirements for the enhanced safety and traceability of the collagen scaffolds used to produce NovaDerm®. We will be entering into discussions and evaluation of possible clinical trial sites for NovaDerm® as we proceed through the FDA approval process. Our discussions so far have confirmed that patient recruitment and enrollment should be faster and less complicated than other clinical trials because of our Orphan Designation and the fact that the surgical protocol will be similar to the grafting procedures currently in use at most facilities. NovaDerm® should thus require minimal physician training and documentation to complete the clinical trial, when and if conducted.

We are in the process of preparing a detailed plan and timeline for the filing of our IND and commencement of clinical trials and will provide this information when complete and approved by our board of directors. Our initial trials are planned to begin with a total of ten subjects and an Initial Data Safety Monitoring Board, (DSMB), review of safety on the first three subjects once they have reached 6 months follow-up. We do not intend to interrupt our trial waiting for the DSMB report. Our management’s approach is to set up the trials so as to allow for a seamless transition into commercial production upon approval. We have arranged for sufficient Bovine Closed Herd corium to produce sufficient collagen scaffolds to meet our needs for the clinical trials once the IND is approved.

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

NovaDerm® does not require the large harvest areas that are required when performing split thickness allograft procedures. NovaDerm® is designed to need only a small area of harvest material to cover the wound. This is a marked improvement over split thickness allograft skin which can be stretched only 2 to 4 times its original coverage area. This results in limitations on how much burned area can be covered with this procedure. When a patient has more than 50% of their body with full thickness burns, there is simply not enough harvest area available to cover the burned area. As a result, the same area harvested must be allowed to grow back to get enough replacement skin, allowing for a high risk of infection and even mortality. NovaDerm® is expected to expand 100 to 400 times in coverage, greatly reducing this problem as well as scarring caused by harvesting.

Clinically speaking, a product designed to treat a life-threatening condition must be available for the patient when needed. Our Culture skin substitute is being developed to be ready to apply to the patient within the first month of admission to the hospital, when the patient is ready for grafting. Patients with serious burn injuries may not be in a condition to be grafted on a predefined schedule made more than a month in advance. Therefore, in order to accommodate the patient’s needs, we are striving to ensure that our cultured skin substitute will have an adequate shelf life and manufacturing schedule to ensure it is available whether the patient needs it the first month, or any day after, until the patient’s wound is completely covered and closed. We intend to provide a patient with enough NovaDerm® to meet the patients’ needs in a single lot of material with adequate shelf life to be available when the patient is ready. With an extended shelf life and enough material in the first shipment, a physician may perform a second grafting 5 to 10 days post the first grafting period.

At this time, we first plan to seek FDA approval for burns as an Orphan Biologic Product to establish significant safety data and then seek Biological License Approval.

Our second product is anticipated to be TempaDerm® . TempaDerm® uses cells obtained from human donors to develop banks of cryo-preserved (frozen) cells and cultured skin substitutes to provide a continuous supply of non-allogenic skin substitutes to treat much smaller wound areas on patients, such as ulcers. This product is expected to have applications in the treatment of chronic skin wounds such as diabetic ulcers, decubitus ulcers and venous stasis ulcers. This product is expected to be similar to our burn indication product, except for the indications, and it will not depend totally on autologous cells. In fact, it may be possible to use the excess cultured skin that was originally produced for use on the patient that donated the cells to grow the skin. Potentially, TempaDerm® will be able to take this original cultured skin and use it on someone other than the original donor.

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

We believe this technology has many different uses beyond the burn indication. The other uses may include chronic wounds, reconstructive surgery, and potentially other complex organs and tissues. Some of the individual components of our planned cultured skin substitute technology is expected to be developed for devices, such as tendon wraps made of collagen or collagen temporary coverings of large area wounds to protect the patients from infections while waiting for a permanent skin substitute. The collagen technology used for cultured skin substitutes, as designed, is expected to be used for many different applications in wound healing and stem cell technology and even drug delivery systems.

Competition

Several companies have developed or are developing products that propose to approach the markets described above. There is only one other Autologous Cultured Skin Substitute for severe burns designated as an orphan product candidate, the original Cutanogen’s PermaDerm. This product was licensed by Amarantus to Emerald Organic Products, but, to our knowledge, it has not be approved by the FDA or gone through any clinical trials .

In any case, we believe our product is superior in design and function and, thus, provides significant advantages over this competitor. The advantages of our cultured skin substitute include: (a) simultaneous delivery of autologous epidermal keratinocytes and fibroblasts organized with a unique collagen base, (b) it can be produced and ready for patient use in 21 to 28 days, and (c) it has a shelf life of up to 2 weeks once produced.

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

Unrestricted sales of our cultured skin substitute will not be permitted until we have obtained full FDA approval after data for safety and efficacy are collected from an approved clinical study. Once an IND is submitted, we expect enrollment and treatment to require a full one-year of evaluation on each patient before our product can be fully assessed for human use. The final 3 months of the evaluation is expected to be only a monitoring period. After collection of data from the clinical trial and submission to the FDA, six months is typically planned for the FDA’s review and comments before a decision will be reached on whether or not to approve our product and what limitations on its use may be placed. Because of our Orphan Designation, this review time is expected to be reduced significantly.

Intellectual Property

In 2016, we received a registered trademark for NovaDerm®.

Employees

As of September 30, 2022, we had 3 employees.

Subsidiaries

In September, 2013, Regenicin formed a wholly-owned subsidiary for the sole purpose of conducting research in the State of Georgia. This subsidiary has been inactive since its formation.

On August 31, 2022, we filed articles of continuance with the states of Nevada and Wyoming effectively moving our organizational jurisdiction from Nevada to Wyoming effective on that date.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Properties

Our principal executive offices are located at 10 High Court, Little Falls, NJ 07424. Our headquarters is located in the offices of McCoy Enterprises LLC, an entity controlled by Randall McCoy, our Chief Executive Officer. The office is attached to his residence but has its own entrances, rest room and kitchen facilities. No rent is charged.

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

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was previously quoted under the symbol “RGIN” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc. Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA and we are not quoted at all because of our failure in the past few years to provide audited financial information. Consequently, market makers that once quoted our shares on the OTCBB system no longer are posting any quotation and trades are not generally available on this or other market reporting services.

Only a limited market exists for the purchase and sale of our securities. There is no assurance that a regular trading market will ever develop again, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company. Moreover, as a result of the limited trading and information on the pricing of our stock we are unable to provide a table showing a range of high and low bid quotations for our common stock during recent periods and we believe that any such information would be misleading because of the difficulty in determining these quotations.

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

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have additional difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2022, we had 153,483,050 shares of our common stock issued and outstanding, held by 112 shareholders of record, with others holding shares in street name.

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

Recent Sales of Unregistered Securities

For the fiscal years ended September 30, 2022 and September 30, 2021, we did not issue common stock.

Shares and Warrants to be issued:

No warrants were issued in fiscal years ended September 2021 or 2022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of September 30, 2022.

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

On January 6, 2011, we approved the issuance of 885,672 options to each of the four members of the board of directors at an exercise price is $0.62 per share. The options vested over a three-year period and expire on December 22, 2015. On May 11, 2011, the terms of the options were amended to allow for immediate vesting. On December 10, 2013, we approved the amendment to those options to change the exercise price to $0.035 per share. On December 22, 2015 the Board extended the term of the options to December 31, 2021, and then extended the term of these options again with regard to its current active board members until December 31, 2023.

In addition, on January 15, 2015, the company entered into a stock option agreement with an officer of the company. The agreement grants the officer an option to purchase 10 million shares of common stock at $0.02 per share, and was to expire January 15, 2021. This option grant was extended by action of the Board of Directors until December 31, 2023.

Warrants Issued and Outstanding

No warrants were outstanding at September 30, 2022.

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

See discussion in section marked: ‘Our Business Moving Forward In 2023’

Results of Operations for the Fiscal Years Ended September 30, 2022 and 2021

We generated no revenues from September 6, 2007 (date of inception) to September 30, 2022.

We incurred operating expenses of $601,179 for the year ended September 30, 2022, compared with operating expenses of $635,864 for the year ended September 30, 2021. Our operating expenses decreased in 2022 from 2021, and are compared as follows:

Operating Expenses	September 30, 2022	September 30, 2021
General and Administrative	$635,864	$663,749
Stock Based Compensation	$38,083	$34,738

We incurred net other expense of $38,083 for the year ended September 30, 2022, as compared to net other expense of $34,738 for the year ended September 30, 2021. Our other income and expenses for 2022 consisted of interest expenses of $36,258 and a loss on other than temporary decline in the fair value of Amarantus stock of  $1,825. Our other income and expenses for 2021 consisted of interest expenses of $34,713 and a loss on other than temporary decline in the fair value of Amarantus stock of $25.

We had a net loss of $639,262 for the year ended September 30, 2022, as compared with a loss of $670,602 for the prior year. The decrease in loss was due to the reversal of accounts payable in the year ended September 30, 2022 of $31,340, which decreased the loss.

Our net loss attributable to common stockholders for the year ended September 30, 2022 was $692,216 compared to a net loss of $741,007 for the year ended September 30, 2021. The decrease in loss was due to the reversal of accounts payable in the year ended September 30, 2022 of $48,791.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $14,568 and investments of $925, for total current assets of $15,493. Our total current liabilities as of September 30, 2021 were $5,612,633. We had a working capital deficit of $5,597,140 as of September 30, 2022.

Operating activities used a net $27,291 in cash for the year ended September 30, 2022. Financing activities provided $40,000 for the year ended September 30, 2022 and consisted entirely of proceeds from loans from officers.

We have issued various promissory notes over the course of the last several fiscal years in order to continue funding our operations. The terms of these promissory notes are detailed in Note F to the financial statements accompanying this Annual Report. While this financing has been helpful in the short term to meet our financial obligations, we have been seeking other types of financing to fund our operations over the coming year.

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

Development Stage Activities and Operations

The Company is in the development stage and has had no revenues for the current reported year. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

UNAUDITED Financial Statements:
F-1	Consolidated Balance Sheets as of September 30, 2022 and 2021
F-2	Consolidated Statements of Operations for the years ended September 30, 2022 and September 30, 2021
F-3	Consolidated Statement of Stockholders’ Deficiency for the years ended September 30, 2022 and September 30, 2021
F-4	Consolidated Statements of Cash Flows for the years ended September 30, 2022 and September 30, 2021
F-5	Notes to Consolidated Financial Statements

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2022	September 30, 2021
ASSETS
CURRENT ASSETS
Cash	$14,569	$1,859
Common stock of Amarantus	925	2,750
Total current and total assets	$15,493	$4,609
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$103,119	$93,674
Accrued expenses - other (related party of $65,471 and $46,713)	254,595	234,894
Accrued salaries - officers	4,612,001	4,031,001
Promissory note payable	175,000	175,000
Convertible promissory note - officer	335,683	335,683
Loan payable	10,000	10,000
Loans payable - officer	122,235	82,235
Total current and total liabilities	5,612,633	4,962,487
STOCKHOLDERS' DEFICIENCY
Series A 8% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,208,339
Accumulated deficit	(15,959,850)	(15,320,588)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(5,597,140)	(4,957,878)
Total liabilities and stockholders' deficiency	$15,493	$4,609

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Year Ended September 30, 2022	Year Ended September 30, 2021
Revenues	$—	$—
Operating expenses
General and administrative	601,179	635,864
Total operating expenses	601,179	635,864
Operating loss before other expenses	(601,179)	(635,864)
Other expenses
Interest expense related party of $(18,758), $(17,213)	(36,258)	(34,713)
Change in unrealized loss on securities	(1,825)	(25)
Total other expenses	(38,083)	(34,738)
Net loss	(639,262)	(670,602)
Preferred stock dividends	(52,954)	(70,405)
Net loss attributable to common stockholders	$(692,216)	$(741,007)
Loss per share basic	$(0.00)	$(0.00)
Loss per share diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding basic	153,483,050	153,483,050
Weighted average number of shares outstanding diluted	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

(UNAUDITED)

					Additional
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock (1)	Total

Balances at October 1, 2021	885,000	$ 885	157,911,410	$ 157,914	$ 10,208,339	$ (15,320,588)	$ (4,428)	(4,957,878)
Net loss	—	—	—	—	—	(639,262)	—	(639,262)
Balances at September 30, 2022	885,000	$ 885	157,911,410	$ 157,914	$ 10,208,339	$ (15,959,850)	$ (4,428)	$ (5,597,140)
Balances at October 1, 2020	885,000	$ 885	157,911,410	$ 157,914	$ 10,208,339	$ (14,649,986)	$ (4,428)	(4,287,276)
Net loss	—	—	—	—	—	(670,602)	—	(670,602)
Balances at September 30, 2021	885,000	$ 885	157,911,410	$ 157,914	$ 10,208,339	$ (15,320,588)	$ (4,428)	$ (4,957,878)

(1) The number of shares in treasury stock for all periods presented was 4,428,360.

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Year Ended September 30, 2022	Year Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(639,262)	$(670,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	1,825	25
Accrued interest on loans and notes payable	36,258	34,713
Changes in operating assets and liabilities
Accounts payable	9,443	5,015
Accrued expenses - other	(16,555)	25,743
Accrued salaries - officers	581,000	580,999
Net cash used in operating activities	(27,291)	(24,107)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from officers	40,000	24,600
Net cash provided by financing activities	40,000	24,600
NET INCREASE IN CASH	12,709	493
CASH - BEGINNING OF PERIOD	1,859	1,366
CASH - END OF PERIOD	$14,568	$1,859
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - THE COMPANY

Regenicin, Inc. ("Regenicin"), formerly known as Windstar, Inc., was incorporated in the state of Nevada on September 6, 2007. On July 19, 2010, the Company amended its Articles of Incorporation to change the name of the Company to Regenicin, Inc. On August 31, 2022, we filed articles of continuance with the states of Nevada and Wyoming effectively moving our organizational jurisdiction from Nevada to Wyoming effective on that date. The Company's business plan is to develop and commercialize a potentially lifesaving technology by the introduction of tissue-engineered skin substitutes to restore the qualities of healthy human skin for use in the treatment of burns, chronic wounds and a variety of plastic surgery procedures.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Regenicin and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of September 30, 2022, has an accumulated deficit of approximately $15.95 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Income (loss) per share:

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive.

The following securities have been excluded from the calculation as the exercise price was greater than the average market price of the common shares:

	2022	2021
Options	—	—

The following weighted average securities have been excluded from the calculation even though the exercise price was less than the average market price of the common shares because the effect of including these potential shares was anti-dilutive due to the net losses incurred during 2022 and 2021:

	2022	2021
Options	11,771,344	11,771,344
Convertible Preferred Stock	8,850,000	8,850,000
Convertible Promissory Note	35,712,910	16,784,150
Shares excluded from the calculation of diluted loss per share	56,334,254	37,405,494

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at September 30, 2022 is $925. The change in unrealized loss for the year ended September 30, 2022 and 2021 was $1,825 and $25 net of income taxes, respectively, and was reported as other expense.

The carrying value of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and all loans and notes payable in the Company’s consolidated balance sheets approximated their values as of and September 30, 2022 and 2021 due to their short-term nature.

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

NOTE D – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	2022	2021
Professional fees	$9,186	$25,743
Interest	245,409	209,151
Accrued expenses	$254,595	$234,894

NOTE E - LOANS PAYABLE

Convertible Promissory Note - Officer:

Through March 31, 2020, John Weber, the Company's Chief Financial Officer, advanced the Company a total of $335,683. On March 31, 2020, these advances were converted into a convertible promissory note. Interest on the note is computed at 5% per annum and accrues from the time of the advances until the maturity date. The original maturity date was September 30, 2020, at which time all the accrued interest and principal became due. The note has been extended several times and most recently to September 30, 2022. For the years ended September 30, 2022 and 2021 interest totaling $18,758 and $17,213 respectively was incurred and accrued. Lifetime accrued interest on the note was $65,471 and $46,713 at September 30, 2022 and 2021, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets The note is convertible at the option of Mr. Weber into shares of the Company's common stock at the prevailing market rate on the date of conversion.

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both September 30, 2022 and 2021, the loan payable totaled $10,000.

Loans Payable - Officer:

Through September 30, 2019, J. Roy Nelson, the Company's Chief Science Officer, made net advances to the Company totaling $26,935. The loans do not bear interest and are due on demand.

In September 2018, Randall McCoy, the Company's Chief Executive Officer, advanced to the Company $4,500. The loan does not bear interest and is due on demand.

From July 2020 to September 2022, John Weber, the Company’s Chief Financial Officer, advanced to the Company a total of $90,800. The bears interest at 5% per annum and is due on demand.

NOTE F – PROMISSORY NOTES PAYABLE

Bridge Financing:

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both September 30, 2022 and 2021, the note balance was $175,000. Interest expense was $17,500 for each of the years ended September 30, 2022, and 2021, respectively. Accrued interest on the note was $179,938 and $162,438 at September 30, 2022 and 2021, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets.

NOTE G - RELATED PARTY TRANSACTIONS

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

See NoteE for loans payable to related parties.

NOTE H - INCOME TAXES

The Company did not incur current income tax expense for either of the years ended September 30, 2022 or 2021.

At September 30, 2022, the Company had available approximately $4.6 million of net operating loss (“NOL”) carry forwards which expire in the years 2029 through 2037. However, the use of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. The Company has not yet undertaken the process to calculate these changes.

Significant components of the Company’s deferred tax assets at September 30, 2022 and 2021 are as follows:

	2022	2021
Net operating loss carry forwards	$1,235,018	$1,229,570
Unrealized loss	808,940	807,975
Stock based compensation	17,061	17,061
Accrued expenses	1,247,940	1,091,070
Total deferred tax assets	3,308,959	3,145,676
Valuation allowance	(3,308,959)	(3,145,676)
Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, a valuation allowance has been established for all of the income tax benefit for these deferred tax assets.

The following is a reconciliation of the Company’s income tax rate using the federal statutory rate to the actual income tax rate as of September 30, 2022 and 2021:

	2022	2021
Federal tax rate	(21)%	(21)%
Effect of state taxes	(6)%	(6)%
Effect of NOL	(2)%	(2)%
Change in valuation allowance	25%	25%
Total	0%	0%

At September 30, 2022 and 2021, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2022, and 2021 the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files its federal and state income tax returns under a statute of limitations. The tax years ended September 30, 2020 through September 30, 2022 generally remain subject to examination by federal tax authorities.

NOTE I - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

Series A

Series A Preferred earns a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of September 30, 2022 and 2021 plus dividends in arrears as per below). Each share of Preferred Stock has an initial stated value of $1 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of September 30, 2022, and 2021, dividends in arrears were $818,030 ($.92 per share) and $747,232 ($.84 per share), respectively.

At both September 30, 2022 and 2021, 885,000 shares of Series A Preferred were outstanding.

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

On January 15, 2015, the Company approved the issuance of 10,000,000 options to one of its Officers at an exercise price of $0.02, per share that were set to expire on January 15, 2019. Effective December 31, 2019, the Company extended the term of those options to December 31, 2023. All other contractual terms of the options remained the same. The option exercise price was compared to the fair market value of the Company’s shares on the date when the extension was authorized by the Company, resulting in the immediate recognition of $29,508 in compensation expense, which is included in the results of operations for the year ended September 30, 2021. There is no deferred compensation expense associated with this transaction, since all extended options had previously been fully vested. The extended options were valued utilizing the Black-Scholes option pricing model with the following assumptions: Exercise price of $0.02, expected volatility of 25.54%, risk free rate of 2.51% and expected term of 5 years

Expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin No. 107. The stock volatility factor is based on the Nasdaq Biotechnology Index. The Company did not use the volatility rate for Company’s common stock as the Company’s common stock had not been trading for the sufficient length of time to accurately compute its volatility when these options were issued.

No stock based compensation was recorded the years ended September 30, 2022 and 2021.

Option activity for 2022 and 2020 is summarized as follows:

	Options	Weighted Average Exercise Price
Options outstanding, October 1, 2020	11,771,334	$0.019
Granted	—	—
Forfeited	—	—
Options outstanding, September 30, 2021	11,771,334	$0.019
Granted	—	—
Forfeited	—	—
Options outstanding, September 30, 2022	11,771,334	$0.019
Aggregate intrinsic value	$0

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

The following table summarizes information regarding stock options outstanding at September 30, 2022:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$0.020	10,000,000	1.25	$0.020	10,000,000	$0.020
$0.035	1,771,344	1.25	$0.035	1,771,344	$0.035
$0.020-$0.035	11,771,334	1.25	$0.019	11,771,344	$0.022

As of September 30, 2022, there was no unrecognized compensation cost related to non-vested options granted.

NOTE J - SUBSEQUENT EVENTS

Subsequent to the end of this fiscal year, in October 2022, we set up a new Nevada Series LLC called NovaDerm Product Package, LLC (“NPP LLC”). During November and December 2022, consistent with Nevada law governing this Master Series LLC, we then establish twenty-five (25) individual series LLCs, identifying each with a series letter of A through T or AA through EE. Thus, each of these sub-entities were named NovaDerm Product Package Series A, LLC through Series T, LLC, and then Series AA to Series EE, LLC (or NPP-A through NPP-T and NPP-AA through NPP-EE for short).

Into each of these twenty-five individual Series LLCs, we contributed the right and exclusive ownership to a certain amount of the bovine hides and corium we currently own and use as key materials in the preparation of our NovaDerm® product, as well as the right to designate: (a) the specific patient cultured skin to be prepared from these materials; (b) the amount of this cultured skin to be prepared up to a designated amount and (c) the medical facility to receive the fully prepared and processed NovaDerm® cultured skin from these materials (these materials and combined designation rights are collectively referred to herein as the “NovaDerm® Product Rights”). For NPP-A through NPP-T and NPP-AA through NPP-CC we designated 33,333 cm2 of these NovaDerm® Product Rights. For NPP-DD we designated 30,625 cm2 of NovaDerm® Product Rights and for NPP-EE we designated 28,783 cm2 of NovaDerm® Product Rights. Each contribution of each of the NovaDerm® Product Rights was provided in exchange for 100 membership interests in the Series LLC which represented 100% of all membership interests issued.

We subsequently transferred 99% of our membership interests (or 99 membership interests) in each of these Series LLC to various Limited Liability Companies, held by individuals unknown to us, in exchange for a pre-agreed payment. Prior to year-end, the members of these LLCs voted to donate 100% of the membership interests to charity.

While we retain possession of the materials transferred in each Series LLC contribution, we have a continuing obligation to segregated and manage those materials as well as to prepare the NovaDerm® cultured skin product as designated by each Series LLC holder or their designate. The identified materials are currently set apart from other such materials and are being held by us pending the identification of the patient and medical facility as instructed by each NovaDerm® Product Rights holder. Notwithstanding this retention of possession by us, the ownership and legal title to the materials are retained and fully vested in the individual Series LLC or its designate.

The above-described transfers of membership interests in the Series LLCs generated a substantial amount of cash which we are obligated to use for the completion of our NovaDerm IND and the administration of our product clinical trials. No assurance, however, can be given as to the success or failure of such IND or clinical trials, or as to any future FDA decisions made following these trials.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending September 30, 2022.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2022 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2022, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended September 30, 2022 and 2021.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randall McCoy Chief Executive Officer, Principal Executive Officer and Director	2022 2021	$250,0001) $250,000(2)		0 0	0 0	0 0	0 0	0 0	0 0	$250,000 $250,000
John J. Weber Chief Financial Officer and Director	2022 2021	$125,000(5) $125,000(6)	0 0	0 0	0 0	0 0	0 0	0 0	$125,000 $125,000
Dr. J. Roy Nelson Chief Science Officer	2022 2021	$150,000(3) $150,000(4)		0 0	0 0	0 0	0 0	0 0	0 0	$ 150,000 $150,000

(1)	Of the $250,000 in salary to Mr. McCoy, $250,000 remains unpaid as accrued compensation.
(2)	Of the $250,000 in salary to Mr. McCoy, $250,000 remains unpaid as accrued compensation.
(3)	Of the $150,000 in salary to Mr. Nelson, $150,000 remains unpaid as accrued compensation.
(4)	Of the $150,000 in salary to Mr. Nelson, $150,000 remains unpaid as accrued compensation.
(5)	Of the $125,000 in salary to Mr. Weber, $125,000 remains unpaid as accrued compensation.
(6)	Of the $125,000 in salary to Mr. Weber, $125,000 remains unpaid as accrued compensation.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2022.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since October 1, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest:

1.	Our principal executive offices are located in Little Falls, New Jersey. The headquarters is located in the offices of McCoy Enterprises LLC, an entity controlled by Mr. McCoy. The office is attached to his residence but has its own entrances, restroom and kitchen facilities.

2.	We also maintain an office in Pennington, New Jersey, which is the materials and testing laboratory. This office is owned by Materials Testing Laboratory, and the principal is an employee. In 2016, we entered into a supply agreement to supply collagen scaffolds from a company owned by the same employee.

3.	We have an employment agreement with our CEO, Randall McCoy, as discussed above.

4.	Randall McCoy, our Chief Executive Officer, made advances to us. The loans to not bear interest and are due on demand. At September 30, 2022 and 2021, the loan balance was $4,500 and $4,500, respectively.

5.	John Weber, our Chief Financial Officer, made advances to us. The loans do bear interest at 5% per annum and are due on demand. At September 30, 2022 and 2021, the loan balance was $335,683 and $335,683 respectively.

6.	Randall McCoy and John Weber were principals and partners in Pure Med Farma, a Limited Liability Company which we have engaged to provide our Closed Herd collagen, see discussion above.

7.	Roy Nelson, our Chief Science Officer, made advances to us. The loans do not bear interest and are due on demand. At September 30, 2022 and 2021, the loan balance was $26,935 and $26,935, respectively.

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

We are filing this annual report without our auditors’ audit opinion of our financial statements for the years ended September 30, 2022 and 2021. Our reason for doing this is simply that we cannot afford at this time to pay our auditor for past due services on prior filings or to pay the costs necessary for this current filing. Instead, we have provided herein information as typically presented in our 10K annual report, including financial information, which has not been audited by any independent public accounting firm. Our auditor is N/A and their firm ID is 9999. The firm is located at N/A.

As a result, we have not included a schedule of audit fees related to fiscal years ended September 30, 2022 and 2021.

We intend, if and when able, to file an amendment to this 10K filing with such audited information. We are unaware at this time when, if ever, we will obtain the necessary funding for this amended filing, but we will continue to provide such information to investors as and when we are able through either this SEC EDGAR filing process and/or through postings on our website as things change.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Continuance
10.4	Know-How License and Stock Purchase Agreement (2)
10.5	Form of Stock Option Agreement(5)
10.6	Employment Agreement for Randall McCoy(4)
10.7	Asset Purchase Agreement(6)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 22, 2006; also incorporated by reference to the Current Report on Form 8-K filed on October 29, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K/A filed on April 27, 2011.
(3)	Incorporated by reference to the Annual Report on Form 10-K filed on January 13, 2011.
(4)	Incorporated by reference to the Current Report on Form 8-K filed on July 22, 2010.
(5)	Incorporated by reference to the Current Report on Form 8-K filed on May 17, 2011.
(6)	Incorporated by reference to the Current Report on Form 8-K filed November 17, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regenicin, Inc.

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 13, 2023

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Randall McCoy
Randall McCoy President, Chief Executive Officer, Principal Executive Officer, and Director
January 13, 2023

By:	/s/ John J. Weber
John J. Weber Interim Chief Financial Officer, Principal Financial and Accounting Officer, and Director
January 13, 2023

