Form 10-Q
period 2022-12-31
Regenicin, Inc.
filed 2023-02-13
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 as of January 20, 2023.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

The consolidated financial statements as of and for the three months ended December 31, 2022 and 2021 have not been reviewed by our independent registered public accounting firm. The consolidated balance sheet as September 30, 2022 has not been audited by our independent registered public accounting firm.

F-1	Consolidated Balance Sheets as of December 31, 2022 (unreviewed) and September 30, 2022 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended December 31, 2022 and 2021 (unreviewed);
F-3	Consolidated Statements of Stockholders’ Deficiency for the three months ended December 31, 2022 and 2021 (unreviewed);
F-4	Consolidated Statements of Cash Flows for the three months ended December 31, 2022 and 2021 (unreviewed); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNREVIEWED AND UNAUDITED)

	December 31, 2022	September 30, 2022
	(Unreviewed)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$11,793,901	$14,568
Common stock of Amarantus	425	925
Deferred income taxes	—	—
Total current and total assets	$11,794,326	$15,493
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$5,279	$103,119
Accrued expenses - other (related party of $70,455 and $65,471)	267,657	254,595
Accrued salaries - officers	4,612,001	4,612,001
Deferred income	12,141,125	—
Promissory note payable	175,000	175,000
Convertible promissory note - officer	335,683	335,683
Loan payable	10,000	10,000
Loans payable - officer	122,235	122,235
Total current liabilities	$17,668,980	$5,612,633
STOCKHOLDERS' DEFICIENCY
Series A 8% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,208,339
Accumulated deficit	(16,237,364)	(15,959,850)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(5,874,654)	(5,597,140)
Total liabilities and stockholders' deficiency	$11,794,326	$15,493

See Notes to Consolidated Financial Statements.

REGElNICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNREVIEWED)

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021

Revenues	$—	$—
Operating expenses
General and administrative	267,619	146,532
Total operating expenses	267,619	146,532
Operating loss before other operating income	(267,619)	(146,532)
Other income (expenses)
Interest expense (related party of $4,984 and $4,532)	(9,395)	(8,943)
Change in unrealized gain (loss) on securities	(500)	1,350
Total other expenses	(9,895)	(7,593)
Net loss	(277,514)	(154,125)
Preferred stock dividends	(17,845)	(17,845)
Net loss attributable to common stockholders	$(295,359)	$(171,970)
Loss per share basic	$(0.00)	$(0.00)
Loss per share diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding basic	153,483,050	153,483,050
Weighted average number of shares outstanding diluted	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(UNREVIEWED)

					Additional
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock (1)	Total

Balances at October 1, 2022	885,000	$885	157,911,410	$157,914	$10,208,339	$(15,959,850)	$(4,428)	(5,597,140)
Net Loss	—	—	—	—	—	(277,514)	—	(277,514)
Balances at December 31, 2022	885,000	885	157,911,410	157,914	10,208,339	(16,237,364)	(4,428)	(5,874,654)
Balances at October 1, 2021	885,000	885	157,911,410	157,914	10,208,339	(14,649,986)	(4,428)	(4,287,276)
Net Loss	—	—	—	—	—	(154,125)	—	(154,125)
Balances at December 31, 2021	885,000	$885	157,911,410	$157,914	$10,208,339	$(14,804,111)	$(4,428)	$(4,441,401)

(1)	The number of shares in treasury stock for all periods presented was 4,428,360.

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNREVIEWED)

	Three Months Ended December 31,	Three Months Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(277,514)	$(154,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	500	(1,350)
Accrued interest on loans and notes payable	9,395	8,943
Accrued interest income on due from related party
Accounts payable	(97,840)	(8,676)
Accrued expenses - other	3,667	(674)
Accrued salaries - officers	—	145,250
Net cash used in operating activities	(361,792)	(10,632)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of loans from officers	—	10,500
Proceeds from the sale of partnership interests	12,141,125	—
Net cash provided by financing activities	12,141,125	10,500
NET INCREASE IN CASH	11,779,333	(132)
CASH - BEGINNING OF PERIOD	14,568	1,859
CASH - END OF PERIOD	$11,793,901	$1,727
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

In October 2022, the Company set up a new Nevada Series LLC called NovaDerm Product Package, LLC (“NPP LLC”). During November and December 2022, consistent with Nevada law governing this Master Series LLC, the Company established twenty-five (25) individual series LLCs, identifying each with a series letter of A through T or AA through EE. Thus, each of these sub-entities were named NovaDerm Product Package Series A, LLC through Series T, LLC, and then Series AA to Series EE, LLC (or NPP-A through NPP-T and NPP-AA through NPP-EE for short).

Into each of these twenty-five individual Series LLCs, the Company contributed the right and exclusive ownership to a certain amount of the bovine hides and corium that the Company currently owned and used as key materials in the preparation of its NovaDerm® product, as well as the right to designate: (a) the specific patient cultured skin to be prepared from these materials; (b) the amount of this cultured skin to be prepared up to a designated amount and (c) the medical facility to receive the fully prepared and processed NovaDerm® cultured skin from these materials (these materials and combined designation rights are collectively referred to herein as the “NovaDerm® Product Rights”). For NPP-A through NPP-T and NPP-AA through NPP-CC the Company designated 33,333 cm2 of these NovaDerm® Product Rights. For NPP-DD they designated 30,625 cm2 of NovaDerm® Product Rights and for NPP-EE they designated 28,783 cm2 of NovaDerm® Product Rights. Each contribution of each of the NovaDerm® Product Rights was provided in exchange for 100 membership interests in the Series LLC which represented 100% of all membership interests issued.

The Company subsequently transferred 99% of their membership interests (or 99 membership interests) in each of these Series LLC to various Limited Liability Companies, held by individuals unknown to us, in exchange for a pre-agreed payment. Prior to December 31, 2022, the members of these LLCs voted to donate 100% of the membership interests to charity.

While the Company retains possession of the materials transferred in each Series LLC contribution, the Company has a continuing obligation to segregate and manage those materials as well as to prepare the NovaDerm® cultured skin product as designated by each Series LLC holder or their designate. The identified materials are currently set apart from other such materials and are being held by the Company pending the identification of the patient and medical facility as instructed by each NovaDerm® Product Rights holder. Notwithstanding this retention of possession by the Company, the ownership and legal title to the materials are retained and fully vested in the individual Series LLC or its designate.

The above-described transfers of membership interests in the Series LLCs generated a substantial amount of cash which we are obligated to use for the completion of our NovaDerm IND and the administration of our product clinical trials. No assurance, however, can be given as to the success or failure of such IND or clinical trials, or as to any future FDA decisions made following these trials. Due to the continuing obligation the Company recorded the amount received as deferred income.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2022, are not necessarily indicative of the results that may be expected for the year ending September 30, 2023. These unaudited consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2022, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 2022, contained herein has been derived from the unaudited consolidated financial statements as of September 30, 2022, but does not include all disclosures required by U.S. GAAP.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of December 31, 2022, has an accumulated deficit of approximately $16.2 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt, private sale of equity securities, and recently the certain partnership interest. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at December 31, 2022 is $425. The change in unrealized gain (loss) for the three months ended December 31, 2022 and 2021 was $(500) and $1,350 net of income taxes, respectively, and was reported as other income (expense).

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

The following weighted average securities have been excluded from the calculation of net loss per share for the three months ended December 31, 2022 and 2021 as the exercise price was greater than the average market price of the common shares:

	2022	2021
Options	11,771,344	11,771,334

The following weighted average securities have been excluded from the calculation because the effect of including these potential shares was anti-dilutive due to the net losses incurred during the three months ended December 31, 2022 and 2021:

	2022	2021
Convertible Preferred Stock	8,850,000	8,850,000
Convertible Promissory Note	56,123,437	17,493,789
	64,973,437	26,473,789

NOTE 4 – LOANS PAYABLE

Convertible Promissory Note – Officer

Through March 31, 2020, John Weber, the Company's Chief Financial Officer, advanced the Company a total of $335,683. On March 31, 2020, these advances were converted into a convertible promissory note. Interest on the note is computed at 5% per annum and accrues from the time of the advances until the maturity date. The original maturity date was September 30, 2020, at which time all the accrued interest and principal became due. The note has been extended several times and most recently to December 31, 2022. For the three months ended December 31, 2022 and 2021 interest totaling $984 and $532, respectively, was incurred. Accrued interest on the note was $70,455 and $65,471 at December 31, 2022 and December 31, 2021, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets. The note is convertible at the option of Mr. Weber into shares of the Company's common stock at the prevailing market rate on the date of conversion.

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both December 31, 2022 and December 31, 2021, the loan payable totaled $10,000.

Loans Payable - Officer:

Through September 30, 2020, J. Roy Nelson, the Company’s Chief Science Officer, made net advances to the Company totaling $26,935. The loans do not bear interest and are due on demand.

In September 2018, Randall McCoy, the Company’s Chief Executive Officer, advanced to the Company $4,500. The loan does not bear interest and is due on demand.

From July 2020 through September 2022, John Weber, the Company’s Chief Financial Officer, advanced to the Company $90,800. The loan bears interest at 5% per annum and is due on demand.

NOTE 5 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both December 31, 2022 and September 30, 2022, the note balance was $175,000. Interest expense was $4,411 for both quarters ended December 31, 2022 and 2021. Accrued interest on the note was $184,349 and $179,938 as of December 31, 2022 and September 30, 2022, respectively, and is included in Accrued expenses - other in the accompanying consolidated balance sheets.

NOTE 6 - INCOME TAXES

The Company recorded no income tax expense for the three months ended December 31, 2022 and 2021 because the estimated annual effective tax rate was zero. As of December 31, 2022, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 7 – STOCKHOLDERS' DEFICIENCY

Preferred Stock:

Series A

At both December 31, 2022 and September 30, 2022, 885,000 shares of Series A Preferred Stock (“Series A Preferred”) were outstanding.

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of December 31, 2022 and September 30, 2022 plus dividends in arrears as per below). Each share of Series A Preferred Stock has an initial stated value of $1.00 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of December 31, 2022, and September 30, 2022, dividends in arrears were $835,875 ($.94 per share) and $818,030 ($.82 per share), respectively.

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

The Company paid rent no rent for the three months ended December 31, 2022. No rent was charged for previously.

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

Overview of key events of the first quarter ended December 31, 2022

During the first quarter ended December 31, 2022, we began a program of pre-packaging and transferring materials and rights to set amounts of our NovaDerm® product to certain individuals through new series LLCs. These individuals were interested in acquiring our product materials and rights for the purpose of transferring them to charitable foundations interested in medical solutions for burn victims.

As part of this process, in October 2022, we set up a new Nevada Series LLC called NovaDerm Product Package, LLC (“NPP LLC”). During November and December 2022, consistent with Nevada law governing this Master Series LLC, we establish twenty-five (25) individual series LLCs, identifying each with a series letter of A through T or AA through EE. Thus, each of these sub-entities were named NovaDerm Product Package Series A, LLC through Series T, LLC, and then Series AA to Series EE, LLC (or NPP-A through NPP-T and NPP-AA through NPP-EE for short).

Into each of these twenty-five individual Series LLCs, we contributed the right and exclusive ownership to a fixed amount of the bovine hides and corium we currently own and use as key materials in the preparation of our NovaDerm® product, as well as the right to designate: (a) the specific patient cultured skin to be prepared from these materials; (b) the amount of this cultured skin to be prepared up to a designated amount and (c) the medical facility to receive the fully prepared and processed NovaDerm® cultured skin from these materials (these materials and combined designation rights are collectively referred to herein as the “NovaDerm® Product Rights”). For NPP-A through NPP-T and NPP-AA through NPP-CC we designated 33,333 cm2 of these NovaDerm® Product Rights. For NPP-DD we designated 30,625 cm2 of NovaDerm® Product Rights and for NPP-EE we designated 54,950 cm2 of NovaDerm® Product Rights. Each contribution of each of the NovaDerm® Product Rights was provided in exchange for 100 membership interests in the Series LLC which represented 100% of all membership interests issued.

We subsequently transferred 99% of our membership interests (or 99 membership interests) in each of these Series LLC to various Limited Liability Companies, held by individual’s unknown to us, in exchange for a pre-agreed payment.

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

As previously reported, our goal in obtaining funding for this process has been to minimize shareholders' dilution as much as possible. We believe the manner in which we structured our transfer of NovaDerm® Product Rights has successfully achieved this objective. We will continue to work with potential investors, as necessary, in order to pursue other necessary funding based on our stated objective of successfully completing our planned clinical trials and obtaining FDA approval for the commercial sale of our NovaDerm® Product. It has taken longer to raise the funds than originally estimated; however, we remain hopeful that our goal is now achievable.

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

We intend, if and when complete, to file an amendment to this 10Q filing with such reviewed and audited information. We are unaware at this time when we will obtain the necessary review and audit of the current and past filings; however, we will continue to provide current information to investors and the public when we are able through either our EDGAR filings and/or through postings on our website.

Results of Operations for the Three Months Ended December 31, 2022 and 2021

We generated no revenues from September 6, 2007 (date of inception) to December 31, 2022. We do not expect to generate revenue until we are able to obtain FDA approval of our product.

We incurred operating expenses of $267,619 for the three months ended December 31, 2022, compared with operating expenses of $146,532 for the three months ended December 31, 2021. General and administrative expenses accounted for all of our operating expenses. The major difference and shift in operating expenses from the three months ended December 31, 2021 was accounted for by lower general and administrative expense. Otherwise, all operating expenses during the three months ended December 31, 2022 were from general and administrative expenses in the amount of $267,619.

Net other expense was $9,895 for the three months ended December 31, 2022, as compared to net other expense of $7,593 for the three months ended December 31, 2021. Other income and expenses for the three months ended December 31, 2022 consisted of interest expenses of $9,395 and an unrealized loss on securities of $500. Other income and expenses for the same period ended 2021 consisted of interest expense of $8,943 and an unrealized gain on securities of $1,350.

After provision for preferred stock dividends of $17,845,we recorded net loss of $295,359 for the three months ended December 31, 2022. By comparison, we recorded net loss of $171,970 for the three months ended December 31, 2021. Our net loss for the quarter ended December 31, 2021 was primarily the result of general and administrative expense.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $11,793,901 and total current assets of $11,794,326. As of December 31, 2022, we had current liabilities of $17,668,980. We therefore had a working capital deficit of $5,874,654.

Operating activities used $361,792 in cash for the three months ended December 31, 2022. The decrease in cash was primarily attributable to funding the loss for the period.

Investing activities and financing activities provided no cash or cost during the reported period. We note that the value of the shares of Amarantus we obtained and which created income from that sale of assets transaction have declined significantly in value since the consummation of the agreement.

We have issued various promissory notes to meet our short-term demands, the terms of which are provided in the notes to the consolidated financial statements accompanying this report. While this source of bridge financing has been helpful in the short term to meet our financial obligations, we will need additional financing to fund our operations, continue with the FDA approval process, and implement our business plan. Our long-term financial needs are estimated at about $8-10 million.

Off Balance Sheet Arrangements

As of December 31, 2022, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2023 assuming we are able to obtain necessary funding or alternative financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we have hired sufficient qualified staff to perform the necessary functions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

For the three months ended December 31, 2022, no shares of common stock have been issued for the conversion of principal issued under our bridge financing and accrued interest.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders expressed their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	February 13, 2023

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ John J. Weber
John J. Weber
Title:	Chief Financial Officer and Director (Principal Financial Officer)

