Form 10-Q
period 2023-03-31
Regenicin, Inc.
filed 2023-05-15
CIK 1412659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,483,050 as of April 4, 2023.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

The consolidated financial statements for the six months ended March 31, 2023 and 2022 have not been reviewed by our independent registered public accounting firm. The consolidated balance sheet as September 30, 2022 has not been audited by our independent registered public accounting firm.

F-1	Consolidated Balance Sheets as of March 31, 2023 (unreviewed) and September 30, 2022 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended March 31, 2023 and 2022 (unreviewed);
F-3	Consolidated Statements of Stockholders’ Deficiency for the six months ended March 31, 2023 and 2022 (unreviewed);
F-4	Consolidated Statements of Cash Flows for the six months ended March 31, 2023 and 2022 (unreviewed); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2023 are not necessarily indicative of the results that can be expected for the full year.

3

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNREVIEWED AND UNAUDITED)

	March 31, 2023	September 30, 2022
	(Unreviewed)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$10,880,109	$14,568
Investment, at amortized cost	978,860	—
Common stock of Amarantus	225	925
Total current and total assets	$11,859,194	$15,493
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$—	$103,119
Accrued expenses - other (related party of $75,389 and $65,471)	281,739	254,595
Accrued salaries - officers	4,612,001	4,612,001
Deferred income	12,533,625	—
Promissory note payable	175,000	175,000
Convertible promissory note - officer	335,683	335,683
Loan payable	10,000	10,000
Loans payable - officer	122,235	122,235
Total current liabilities	$18,070,283	$5,612,633
STOCKHOLDERS' DEFICIENCY
Series A 8% Convertible Preferred stock, $0.001 par value, 5,500,000 shares authorized; 885,000 issued and outstanding	885	885
Common stock, $0.001 par value; 200,000,000 shares authorized; 157,911,410 issued and 153,483,050 outstanding	157,914	157,914
Additional paid-in capital	10,208,339	10,208,339
Accumulated deficit	(16,573,799)	(15,959,850)
Less: treasury stock; 4,428,360 shares at par	(4,428)	(4,428)
Total stockholders' deficiency	(6,211,089)	(5,597,140)
Total liabilities and stockholders' deficiency	$11,859,194	$15,493

See Notes to Consolidated Financial Statements.

REGElNICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNREVIEWED)

	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Revenues	$—	$—	$—	$—
Operating expenses
Research and development	432,256	—	94,743	—
General and administrative	163,199	302,045	233,093	155,513
Total operating expenses	595,455	302,045	327,836	155,513
Operating loss before other operating income	(595,455)	(302,045)	(327,836)	(155,513)
Other operating income - reversal of accounts payable	—	—	—	—
Other income (expenses)
Interest expense (related party of $9,918, $9,132, $4,984 and $4,600)	(18,644)	(17,954)	(9,249)	(9,011)
Interest income on held-to-maturity investment	850	—	850	—
Change in unrealized gain (loss) on securities	(700)	(775)	(200)	(2,125)
Total other expenses	(18,494)	(18,729)	(8,599)	(11,136)
Net loss	(613,949)	(320,774)	(336,435)	(166,649)
Preferred stock dividends	(35,303)	(35,303)	(17,458)	(17,458)
Net loss attributable to common stockholders	$(649,252)	$(356,077)	$(353,893)	$(184,107)
Loss per share basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per share diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding basic	153,483,050	153,483,050	153,483,050	153,483,050
Weighted average number of shares outstanding diluted	153,483,050	153,483,050	153,483,050	153,483,050

See Notes to Consolidated Financial Statements.

REGENICIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(UNREVIEWED)

					Additional
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock (1)	Total

Balances at October 1, 2022	885,000	$885	157,911,410	$157,914	$10,208,339	$(15,959,850)	$(4,428)	(5,597,140)
Net Loss	—	—	—	—	—	(277,514)	—	(277,514)
Balances at December 31, 2022	885,000	885	157,911,410	157,914	10,208,339	(16,297,135)	(4,428)	(5,934,425)
Net Loss	—	—	—	—	—	(336,435)	—	(336,435)
Balances at March 31, 2023	885,000	$885	157,911,410	$157,914	$10,208,339	$(16,574,649)	$(4,428)	(6,211,939)
Balances at October 1, 2021	885,000	885	157,911,410	157,914	10,208,339	(15,320,588)	(4,428)	(4,957,878)
Net Loss	—	—	—	—	—	(154,125)	—	(154,125)
Balances at December 31, 2021	885,000	885	157,911,410	157,914	10,208,339	(15,474,713)	(4,428)	(5,112,003)
Net Loss	—	—	—	—	—	(166,649)	—	(166,649)
Balances at March 31, 2022	885,000	$885	157,911,410	$157,914	$10,208,339	$(15,641,362)	$(4,428)	$(5,278,652)

(1)	The number of shares in treasury stock for all periods presented was 4,428,360.

See Notes to Consolidated Financial Statements.

REGENICIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNREVIEWED)

	Six Months Ended March 31,	Six Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(613,949)	$(320,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investment	700	775
Accrued interest on loans and notes payable	18,644	17,954
Accretion of discount on held-to-maturity investment	(850)	—
Changes in operating assets and liabilities
Accounts payable	(103,119)	(8,676)
Accrued expenses - other	8,500	3,075
Accrued salaries - officers	—	290,500
Net cash used in operating activities	(690,074)	(17,146)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of loans from officers	—	17,000
Proceeds from the sale of partnership interests	(978,010)	—
Net cash provided by financing activities	(978,010)	17,000
NET INCREASE IN CASH	10,865,541	(146)
CASH - BEGINNING OF PERIOD	14,568	1,859
CASH - END OF PERIOD	$10,880,109	$1,713
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending September 30, 2023. These unaudited consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2022, as filed with the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 2022, contained herein has been derived from the unaudited consolidated financial statements as of September 30, 2022, but does not include all disclosures required by U.S. GAAP.

Going Concern:

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of March 31, 2023, has an accumulated deficit of approximately $16.6 million from inception, expects to incur further losses in the development of its business and has been dependent on funding operations through the issuance of convertible debt, private sale of equity securities, and recently the certain partnership interest. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Currently management plans to finance operations through the private or public placement of debt and/or equity securities. However, no assurance can be given at this time as to whether the Company will be able to obtain such financing. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The common stock of Amarantus is valued at the closing price reported on the active market on which the security is traded. This valuation methodology is considered to be using Level 1 inputs. The total value of Amarantus common stock at March 31, 2023 is $225. The change in unrealized loss for the six months ended March 31, 2023 and 2022 was $(700) and $(775) net of income taxes, respectively, and was reported as other income (expense).

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

The following weighted average securities have been excluded from the calculation of net loss per share for the six months ended March 31, 2023 and 2022 as the exercise price was greater than the average market price of the common shares:

	2023	2022
Options	11,771,344	11,771,334

The following weighted average securities have been excluded from the calculation because the effect of including these potential shares was anti-dilutive due to the net losses incurred during the six months ended March 31, 2023 and 2022:

	2023	2022
Convertible Preferred Stock	8,850,000	8,850,000
Convertible Promissory Note	99,889,073	19,072,770
	108,739,073	36,694,114

NOTE 4 – LOANS PAYABLE

Convertible Promissory Note – Officer

Through March 31, 2020, John Weber, the Company's Chief Financial Officer, advanced the Company a total of $335,683. On March 31, 2020, these advances were converted into a convertible promissory note. Interest on the note is computed at 5% per annum and accrues from the time of the advances until the maturity date. The original maturity date was September 30, 2020, at which time all the accrued interest and principal became due. The note has been extended several times and most recently to December 31, 2022. For the six and three months ended March 31, 2023 and 2022 interest totaling $9,918, $9,132, $4,984 and $4,600, respectively, was incurred. Accrued interest on the note was $75,389 and $65,471 at March 31, 2023 and September 30, 2022, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets. The note is convertible at the option of Mr. Weber into shares of the Company's common stock at the prevailing market rate on the date of conversion.

Loan Payable:

In February 2011, an investor advanced $10,000. The loan does not bear interest and is due on demand. At both March 31, 2023 and September 30, 2022, the loan payable totaled $10,000.

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

NOTE 5 - BRIDGE FINANCING

On December 21, 2011, the Company issued a $150,000 promissory note to an individual. The note bore interest so that the Company would repay $175,000 on the maturity date of June 21, 2012. Additional interest of 10% was charged on any late payments. The note was not paid at the maturity date and the Company is incurring additional interest as described above. At both March 31, 2023 and September 30, 2022, the note balance was $175,000. Interest expense was $8,726 for each of the six months ended March 31, 2023 and 2022. Accrued interest on the note was $186,664 and $179,938 as of March 31, 2023 and September 30, 2022, respectively, and is included in Accrued expenses - other in the accompanying consolidated balance sheets.

NOTE 6 - INVESTMENTS

The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each consolidated balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Held-to-maturity securities are recorded as either short term or long term on the consolidated balance sheet, based on contractual maturity date and are stated at amortized cost. Debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt securities not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in members’ equity. At March 31, 2023, the Company held an investment in debt securities that was classified as held-to-maturity and consisted of the following:

	Amortized Costs	Unrealized Loss
United States Treasury Obligation	$978,860	$(236)

NOTE 7 - INCOME TAXES

The Company recorded no income tax expense for the six months ended March 31, 2023 and 2022 because the estimated annual effective tax rate was zero. As of March 31, 2023, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 8 – STOCKHOLDERS' DEFICIENCY

Preferred Stock:

Series A

At both March 31, 2023 and September 30, 2022, 885,000 shares of Series A Preferred Stock (“Series A Preferred”) were outstanding.

Series A Preferred pays a dividend of 8% per annum on the stated value and has a liquidation preference equal to the stated value of the shares ($885,000 liquidation preference as of March 31, 2023 and September 30, 2022 plus dividends in arrears as per below). Each share of Series A Preferred Stock has an initial stated value of $1.00 and is convertible into shares of the Company’s common stock at the rate of 10 for 1.

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

The dividends are cumulative commencing on the issue date when and if declared by the Board of Directors. As of March 31, 2023, and September 30, 2022, dividends in arrears were $835,333 ($.96 per share) and $818,030 ($.92 per share), respectively.

Series B

Four million (4,000,000) shares of Series B Convertible Preferred Stock (“Series B Preferred”) have been authorized with a liquidation preference of $2.00 per share. Each share of Series B Preferred is convertible into ten shares of common stock. Holders of Series B Preferred have a right to a dividend (pro-rata to each holder) based on a percentage of the gross revenue earned by the Company in the United States, if any, and the number of outstanding shares of Series B Preferred, as follows: Year 1 - Total Dividend to all Series B holders = .03 x Gross Revenue in the U.S. Year 2 - Total Dividend to all Series B holders = .02 x Gross Revenue in the U.S. Year 3 - Total Dividend to all Series B holders = .01 x Gross Revenue in the U.S. At March 31, 2023, no shares of Series B Preferred are outstanding.

NOTE 9 - STOCK-BASED COMPENSATION

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

NOTE 10- RELATED PARTY TRANSACTIONS

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

The Company paid rent in the amount of $24,610 for the six months ended March 31, 2023. No rent was charged previously.

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

Overview of key events during the first two quarters ended March 31, 2023

During the first two quarters ended March 31, 2023, we implemented a program of pre-packaging and transferring materials and rights to set amounts of our NovaDerm® product to certain individuals through new series LLCs. These individuals were interested in acquiring our product materials and rights for the purpose of transferring them to charitable foundations interested in medical solutions for burn victims.

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

Into each of these twenty-five individual Series LLCs, we contributed the right and exclusive ownership to a fixed amount of the bovine hides and corium we use as key materials in the preparation of our NovaDerm® product, as well as the right to designate: (a) the specific patient cultured skin to be prepared from these materials; (b) the amount of this cultured skin to be prepared up to a designated amount and (c) the medical facility to receive the fully prepared and processed NovaDerm® cultured skin from these materials (these materials and combined designation rights are collectively referred to herein as the “NovaDerm® Product Rights”). For NPP-A through NPP-T and NPP-AA through NPP-CC we designated 33,333 cm2 of these NovaDerm® Product Rights. For NPP-DD we designated 30,625 cm2 of NovaDerm® Product Rights and for NPP-EE we designated 54,950 cm2 of NovaDerm® Product Rights. Each contribution of each of the NovaDerm® Product Rights was provided in exchange for 100 membership interests in the Series LLC which represented 100% of all membership interests issued.

Immediately after this contribution, we transferred 1 membership interest, or 1% of each Series LLC, to an individual in exchange for their management of the individual Series LLC operations. Following this transfer, we transferred the remaining 99 membership interests, or 99% of each of the Series LLCs to various Limited Liability Companies held by individuals unknown to us, in exchange for a pre-agreed payment. These transfers were made beginning in November 2022 and ending before year end.

While we retain possession of the materials transferred in each Series LLC contribution, we have a continuing obligation to segregated and manage those materials as well as to prepare the NovaDerm® cultured skin product as designated by each Series LLC holder or their designate. The identified materials are currently set apart from other such materials and are being held by us pending the identification of the patient and medical facility as instructed by each NovaDerm® Product Rights holder. Notwithstanding this retention of possession by us, the ownership and legal title to the materials are retained and fully vested in the individual Series LLC or its designate, where it was transferred.

The above-described transfers of membership interests in the Series LLCs generated a substantial amount of cash which we are obligated to use for the completion of our NovaDerm IND and the administration of our product clinical trials. As a result, during the second quarter of this fiscal year, we engaged a global Clinical Research Organization (CRO) with extensive experience performing clinical trials and preparing INDs to assist us in preparing our detailed submittal to the FDA. No assurance, however, can be given as to the success or failure of such IND or clinical trials, or as to any future FDA decisions made following our IND submission.

Our major objective for 2023 remains to complete the requirements of our NovaDerm IND application and begin our clinical trials. It remains our estimate that the cost to finalize the IND will be approximately $1.9 million dollars, and the cost to complete Phase 1/2 of the clinical trial will be approximately 5.0 million dollars. The time frame for each of these will vary based on several, as yet, variable factors and thus cannot be provided with any assurance. Furthermore, there can be no assurance that we will be able to complete these tasks for these estimated amounts or that we will be successful in the proving out our NovaDerm® Product in this process. Indeed, clinic trials are notoriously difficult and expensive and are likely to result in additional unplanned costs and a denial of FDA approval.

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

While we are currently in the process of working with our CRO to prepare the IND for filing, because of the numerous factors involved in the process, including pre-clinical testing, we remain unable at this time to provide a detailed timeline for the filing of the NovaDerm® IND or the commencement of clinical trials. Our initial trials, subject to FDA approval, are planned to begin with a total of ten subjects and an Initial Data Safety Monitoring Board, (DSMB), review of safety on the first three subjects once they have reached 6 months follow-up. We do not intend to interrupt our trial waiting for the DSMB report. Our management’s approach is to set up the trials so as to allow for a seamless transition into commercial production upon approval. We have arranged for sufficient Bovine Closed Herd corium to produce sufficient collagen scaffolds to meet our needs for the clinical trials once the IND is approved.

Three board positions remain open on our Board of Directors.

Importantly, we are filing this quarterly report without our auditor’s review or any audit of our financial information or this report. Our reason for doing this is that we are still in the process of obtaining the completion of the audits of our past financial reports with our auditors for past years. Instead, we have provided herein information as typically presented in our 10Q quarterly report, including financial information, which has not been reviewed or audited by any independent outside source.

We intend, if and when complete, to file an amendment to this 10Q filing with such reviewed and audited financial information. We are unaware, at this time, when we will obtain the necessary review and audit of the current and past filings; however, we have been working on re-engaging our auditors and will continue to provide current information to investors and the public through our EDGAR filings and postings on our website.

Results of Operations for the Six Months Ended March 31, 2023 and 2022

We generated no revenues from September 6, 2007 (date of inception) to March 31, 2023. We do not expect to generate revenue until we are able to obtain FDA approval of our product.

We incurred operating expenses of $595,455 for the three months ended March 31, 2023, compared with operating expenses of $155,513 for the three months ended March 31, 2022. General and administrative expenses accounted for $163,199 of our operating expenses and $432,256 was from research and development for the three months ended March 31, 2023. The major difference and shift in operating expenses from the three months ended March 31, 2022 was accounted for by an increase in research and development expense of $432,256. Otherwise, all operating expenses during the three months ended March 31, 2023 were from General and Administrative expenses in the amount of $233,093 and $94,743 in research and development expense.

Net other expense was $18,494 for the three months ended March 31, 2023, as compared to net other income of $11,136 for the three months ended March 31, 2022. Other income and expenses for the three months ended March 31, 2022 consisted of interest expenses of $9,011. Other income and expenses for the same period ended 2022 consisted of an unrealized loss on securities loss of $2,125 and an interest expense of $9,011.

After provision for preferred stock dividends of $17,845, we recorded net loss of $649,252 for the three months ended March 31, 2023. By comparison, we recorded net loss of $184,107 for the three months ended March 31, 2022. Our net loss for the quarter ended March 31, 2022 was primarily the result of $155,513 of general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $10,880,109 and total current assets of $11,859,194. As of March 31, 2023, we had current liabilities of $18,070,283. We therefore had a working capital deficit of $6,211,089.

Operating activities used $690,074 in cash for the six months ended March 31, 2023. The decrease in cash was primarily attributable to funding the loss for the period and an increase in research and development expense.

Investing activities and financing activities provided no cash or cost during the reported period. Based on the Company's cash balance we have sought the safest available investments for our research and operations designated funds. There remains a risk of loss when investing  and or depositing funds in any investment vehicle.

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

Off Balance Sheet Arrangements

As of March 31, 2023, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

For the six months ended March 31, 2023, no shares of common stock have been issued for the conversion of principal issued under our bridge financing and accrued interest.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regenicin, Inc.

Date:	May 15, 2023

By:	/s/ Randall McCoy
Randall McCoy
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ John J. Weber
John J. Weber
Title:	Chief Financial Officer and Director (Principal Financial Officer)

